Form 10-Q
period 1996-12-28
GORGES QUIK TO FIX FOODS INC
filed 1997-02-27
CIK 1030999

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  December 28, 1996
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from  to

                             Commission file number

                         GORGES\QUIK-TO-FIX FOODS, INC.
                         ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     58-2263508
 -------------------------------               ----------------------------
 (State or Other Jurisdiction of                          (I.R.S.
 Incorporation or Organization)                Employer Identification No.)


   9441 LBJ Freeway, Suite 214, Dallas, Texas                     75243
   ------------------------------------------                   ----------
    (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, Including Area Code    (972) 690-7675
                                                      --------------

                                      N/A
             ---------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

  Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                               ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                          Shares Outstanding
                Class                   as of February 26, 1997
                -----                   -----------------------
   Common Stock, $.01 par value                 1,000

Part  I  -  Financial Information Item
Item 1. -  Financial Statements
           --------------------


                         GORGES/QUIK-TO-FIX FOODS, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)


                                                              PREDECESSOR       COMPANY
                                                             -------------   ------------
                                                             SEPTEMBER 28,   DECEMBER 28,
                                                                  1996           1996
                                                             --------------  ------------
     ASSETS                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents                                      $      9       $     15
   Accounts receivable, net                                              -         11,882
   Inventory                                                        31,325         29,197
                                                                  ---------      --------
   Prepaid expenses and other                                            -            715
     Total current assets                                           31,334         41,809

Property, plant and equipment:
   Land                                                              1,088          1,499
   Buildings and leasehold improvements                             35,768         43,162
   Machinery and equipment                                          52,853         42,589
   Land improvements and other                                       1,186          3,145
                                                                  ---------      --------
                                                                    90,895         90,395
   Accumulated depreciation                                        (44,439)          (682)
                                                                  ---------      --------
     Net property, plant and equipment                              46,456         89,713

Other assets:
   Intangible assets                                                59,508         63,774
   Organizational and deferred debt issuance costs                       -          8,731
                                                                  ---------      --------
   Other                                                                 -             50
                                                                  ---------      --------
     Total assets                                                 $137,298       $204,077
                                                                  =========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $      -       $ 10,888
   Current portion of long-term debt                                     -          5,000
                                                                  ---------      --------
      Total current liabilities                                                    15,888

Long-term debt, less current portion                                     -        144,000
Deferred income taxes                                                6,375              -
Investment and advances by Tyson                                   130,923              -

Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                -              -
   Additional paid-in capital                                            -         45,000
   Accumulated deficit                                                   -           (811)
                                                                  ---------      --------
     Total stockholders' equity                                          -         44,189
                                                                  ---------      --------
     Total liabilities and stockholder's equity                   $137,298       $204,077
                                                                  =========      ========

Note:  The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.

                 See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                 Predecessor                                     Company
                                     -------------------------------------  ---------------------------------------------
                                                                                                      Pro-forma three
                                   Three months ended   Eight weeks ended    Five weeks ended           months ended
                                    December 30, 1995   November 25, 1996   December 28, 1996         December 28, 1996
                                       (Unaudited)         (Unaudited)         (Unaudited)               (Unaudited)
                                   ---------------------------------------  ------------------  -------------------------
Sales                                         $59,068             $31,966             $17,118             $49,084
Costs of goods sold                            48,308              25,917              14,445              39,799
                                              -------             -------             -------             -------
   Gross profit                                10,760               6,049               2,673               9,285

Operating expenses:
   Selling, general and
      administrative                            6,790               4,153               1,659               5,268
   Amortization                                   406                 250                 287                 746
                                              -------             -------             -------             -------
     Total operating expenses                   7,196               4,403               1,946               6,014
                                              -------             -------             -------             -------

Operating income                                3,564               1,646                 727               3,272

Interest expense                                    -                   -               1,538               4,227
Other (income) expense                            (23)                  -                   -                   -
                                              -------             -------             -------             -------
Earnings before taxes on income                 3,587               1,646                (811)             (1,528)
Income tax expense                              1,578                 731                   -                   -
                                              -------             -------             -------             -------
     Net income (loss)                        $ 2,009             $   915             $  (811)            $  (955)
                                              =======             =======             =======             =======

                 See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (In thousands)



                                                               PREDECESSOR                     COMPANY
                                               ----------------------------------------   -----------------
                                                 THREE MONTHS ENDED   EIGHT WEEKS ENDED    FIVE WEEKS ENDED
                                                  DECEMBER 30, 1995   NOVEMBER 25, 1996   DECEMBER 28, 1996
                                               ---------------------  -----------------   ------------------
                                                     (Unaudited)         (Unaudited)         (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                  $ 2,009               $ 915           $    (811)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
      Depreciation                                      2,069                 342                 682
      Amortization                                        406                 250                 356
      Deferred income taxes                              (746)                 26                   -
Changes in assets and liabilities:
         Increase in accounts receivable                    -                   -             (11,882)
         (Increase) decrease in inventory              (1,648)               (571)              1,730
         Increase in prepaid expenses and other             -                   -                (765)
         Increase in accounts payable and
           accrued expenses                                 -                   -              10,310
                                                    ----------         ----------          ----------
     Net cash provided by (used in) operating
       activities                                       2,090                 962                (380)

Cash flows from investing activities:
   Purchases of plant and equipment                      (811)               (141)               (395)
   Acquisition, net of cash received                        -                   -            (184,349)
   Other                                                1,080                   -                   -
                                                    ----------         ----------          ----------
     Net cash provided by (used in) investing
       activities                                         269                (141)           (184,744)

Cash flows from financing activities:
   Proceeds from note offering                              -                   -             100,000
   Capital contributions                                    -                   -              45,000
   Proceeds from revolving line of credit                   -                   -               9,000
   Proceeds from term loan                                  -                   -              40,000
   Debt issuance and organizational costs                   -                   -              (8,861)
   Decrease in Investment and advances by
     Tyson                                             (2,359)               (821)                  -
                                                    ----------         ----------          ----------
     Net cash (used in) provided by financing
       activities                                      (2,359)               (821)            185,139
                                                    ----------         ----------          ----------
Net increase in cash and cash equivalents                   0                   0                  15
Cash and cash equivalents at beginning of
      period                                                9                   9                   -
                                                    ----------         ----------          ----------
Cash and cash equivalents at end of period            $     9               $   9           $      15
                                                    ==========         ==========          ==========

                 See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               December 28, 1996
                                  (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

(a)  Description of Business

 Gorges/Quik-to-Fix Foods, Inc., (the "Company") is a leading producer, marketer and distributor of value added processed fresh and frozen beef, and to a lesser extent pork and poultry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products, and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings primarily consist of individually quick frozen hamburger patties. The Company's products are primarily sold to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations. The Company sells its products primarily through broadline and specialty foodservice distributors.

(b)  Basis of Presentation

 The accompanying unaudited financial statements include financial information of the Company, and its "Predecessor," which is the Company prior to its acquisition from Tyson Foods, Inc. ("Tyson"). The Predecessor represents the beef processing assets and operations of Tyson, and had been operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals were maintained only on a consolidated basis at the corporate level, and are in effect reflected in Investment and Advances by Tyson. The Predecessor also participated in Tyson's overall corporate cash management program whereby operating funds were provided by Tyson with the corresponding charge or credit reflected in the Investment and Advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. A portion of Tyson's accounting and administrative costs related to these functions were allocated to the Predecessor as discussed in Note 2. Additionally, the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

 On November 25, 1996, the assets of the Predecessor were sold to the Company, an entity formed by CGW Southeast Partners III, L.P. ("CGW"), to acquire the assets of the Predecessor. As a result of the acquisition, financial information for periods through September 28, 1996 and periods subsequent to September 29, 1996 is presented on a different cost basis and, therefore, such information is not comparable.

 In the opinion of management, the accompanying unaudited financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of December 28, 1996, and the results of operations and cash flows for the three months ended December 28, 1996 and December 30, 1995. These results are not necessarily indicative of the results to be expected for the full fiscal year.

                         GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Fiscal Year

 The Business utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30.

  Inventories

 Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                        Predecessor     Company
                       -------------  ------------
                       September 28,  December 28,
                           1996           1996
                       -------------  ------------
    Finished products        $27,569       $26,623
    Work in process              688           141
    Supplies                   3,068         2,433
                       -------------  ------------
    Total                    $31,325       $29,197
                       =============  ============

  Property, Plant and Equipment

 Property, plant and equipment is stated at cost. Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the assets, which range from 3 to 30 years.

 Capital expenditures for equipment and capital improvements are generally capitalized while maintenance is expensed.

  Intangible assets and Organizational and Deferred Debt Issuance Costs

 Intangible assets, consisting of goodwill and trademarks, are stated at cost and are amortized on a straight line basis over 10 to 30 years (40 years by the Predecessor). Recoverability of the carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

 Organizational costs are amortized on a straight line basis over five years, and deferred debt issuance costs are amortized on a straight line basis over the life of the debt instrument to which it relates.

 At September 28, 1996 and December 28, 1996, the accumulated amortization was $10.6 million and $0.4 million, respectively.

Long - Lived Assets

At each balance sheet date, the Company reviews the carrying value of long - lived assets to determine if facts and circumstances suggest that it may be impaired. If this review indicates that the carrying value of an asset may not be fully recoverable, an estimate of the discounted cash flows is prepared and the carrying value of the asset will be reduced by the estimated shortfall of discounted cash flows, if any.

                         GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

  Income Taxes

 The Company follows the liability method of accounting for deferred income taxes. The liability method provides that deferred tax liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

  Selling Expenses

   Selling expenses consist of direct selling expenses incurred by the Company, and include direct product line expenses such as shipping and storage, external handling, consignment freight, external freezer charges, product and package design, brokerage expense, and other direct selling expenses such as certain salaries, travel and research and development. Selling expenses for the Predecessor also include an allocable share of other common Tyson selling expenses as discussed below.

  Allocation of Corporate Expenses

 Prior to the Acquisition certain indirect administrative and selling expenses incurred at the corporate level which were not actually incurred for programs specific to the Predecessor have been allocated to the Predecessor based on net sales. Allocated administrative expenses include costs incurred for all corporate support functions. Allocated selling expenses consisted of costs incurred by Tyson's corporate sales and marketing department. Because these charges were incurred by Tyson, actual charges, if the Predecessor had been a separate entity at the time, might have differed. Certain expenses incurred at Tyson corporate directly related to the Predecessor such as production scheduling, research and development and the corporate aviation department were allocated based on usage.

 Selling, administrative and corporate expenses allocated to the Predecessor and charged to operations for the three months ended December 30, 1995 were $1.8 million.

  Advertising and Promotion Expenses

 Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses for the three month periods ended December 30, 1995 and December 28, 1996 were $1.9 million and $1.5 million, respectively.

  Use of Estimates

 The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Investment and Advances by Tyson

 Investment and Advances by Tyson represent its' ownership interest in the recorded net assets of the Predecessor. As discussed in Note 1, all cash and inter-company transactions flow through this account. The Predecessor was not charged interest on advances from Tyson.


3.  LONG TERM DEBT

(a)  Senior Debt

 The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, N.A., (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 25, 2001. As of December 28, 1996, the Company's available credit under the Revolver was $21.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $3.75 million remaining in fiscal 1997, $6.5 million in fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $9.75 million in fiscal 2001, and $2.5 million in fiscal 2002.

 Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.50%, or (ii) the Eurodollar rate, LIBOR plus 2.50%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. At December 28, 1996 the interest rate for the Company based on this formula was 8.15%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction.

 Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. Additionally, the Credit Agreement provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock. The Company was in compliance with these covenants at December 28, 1996.

(b)  Subordinated Debt

 On November 25, 1996, the Company consummated a private placement of $100 million aggregate principal amount of 11.5% Senior Subordinated Notes Due 2006 (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and will be payable on June 1 and December 1 of each year at a rate of 11 1/2% per annum. The issuance of the Notes

                         GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


3. LONG TERM DEBT-(CONTINUED)

resulted in net proceeds to the Company of approximately $95 million and after underwriting discounts and other debt issuance costs aggregating approximately $5 million.

 The Notes were issued pursuant to an Indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at December 28, 1996.

 The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the Indenture

4.  COMMITMENTS

 Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $11,000 and $11,000 for the three month period ended December 30, 1995 and December 28, 1996, respectively.

 Future minimum lease payments for all noncancelable operating leases for the Business at December 28, 1996 total $1,041,000, composed of $152,000, $205,000,
$207,000, $210,000, 199,000, and $68,000 annually for the remainder of fiscal 1997 through 2002.


5.  BENEFIT PLANS

 Tyson had and the Company has defined contribution retirement and incentive benefit programs for various groups of personnel. Discretionary contributions totaled $218,000 and $145,000 for the three month period ended December 30, 1995 and December 28, 1996, respectively.

                         GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


6.  INCOME TAXES

 The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded any income tax benefit and deferred tax asset associated with the net loss for the period ended December 28, 1996 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.


7.  SIGNIFICANT CUSTOMERS

 Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Business's top three customers accounted for approximately 44% of sales for the three month period ended December 30, 1995 and 36% for the three month period ended December 28, 1996. Sales to one of these customers are likely to be significantly lower in fiscal 1997 than in fiscal 1996 due to the customer's decision to increase its purchases with one of the Company's competitors.


8.  TRANSACTIONS WITH AFFILIATES

 The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW, under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition (see Note 10), CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating of this transaction.

 NationsBank of Texas, N.A., an affiliate of NationsBanc Investment Corp. ("NBIC") a minority shareholder and a limited partner of CGW, is a lender to the Company and in that capacity has received usual and customary fees for underwriting, structuring, syndicating and administering the Facilities under the Credit Agreement. NationsBanc Capital Markets, Inc., another affiliate of NBIC, was the initial purchaser of the Company's Senior Subordinated Notes, and in that capacity received usual and customary fees and commissions in connection with that transaction.


9.  ACQUISITION

 On November 25, 1996 the Company acquired certain assets and liabilities of the beef processing division of Tyson, in exchange for a cash payment of $184,349,151 (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45,000,000 in common stock, and the proceeds from the borrowings described in the notes above. The details of the assets and liabilities purchased are as follows:

    Fixed and intangible assets       $154,000,000
    Inventory                           30,927,166
    Liabilities assumed                   (578,015)
                                      ------------
                                      $184,349,151
                                      ============

                          GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


9.  ACQUISITION-(CONTINUED)

 The Company assumed no liabilities or obligations of Tyson or the Predecessor with the exception of those defined in the purchase agreement: future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson has agreed to indemnify the Company from any and all liabilities and obligations relating to the Predecessor, other than the aforementioned liabilities assumed by the Company. The Company and Tyson have also entered into a non-competition agreement which expires two years from the date of closing, in which the parties have agreed, subject to certain exceptions and limitations, to not compete with each other in the production or sale of beef and pork items, in the case of Tyson, and poultry items, in the case of the Company. Pursuant to a Transition Service agreement between the parties, Tyson will also continue to provide the Company with administrative and computer support for a period of up to twelve months after the date of closing.


10.  PRO FORMA INFORMATION

 The pro forma income statement included herein for the three month period ended December 28, 1996 gives effect to the completion of the Acquisition, the application of the net proceeds of the of the financing and the related events as described in the notes above, as though they had occurred on September 29, 1996. Adjustments made to the income statement include: (i) a $563,000 reduction in cost of sales related to the elimination of redundant staffing which resulted in the elimination of approximately 106 plant personnel; (ii) a $1,125,000 reduction in selling and general administrative expenses incurred by Tyson, allocated and included in the historical financial statements of the Predecessor, but not actually incurred by the Predecessor; (iii) a $525,000 increase in selling, general and administrative expenses representing the addition of estimated costs expected to be incurred by the Company as a stand-alone entity, which are based on estimates of personnel head counts, and estimated expenses necessary to maintain administration, sales and marketing;
(iv) a $55,000 increase in selling, general and administrative expenses representing the maximum addition of estimated costs expected to be incurred by the Company in connection with the consulting contract with CGW described in the Notes above; (v) a $209,000 increase in amortization of intangible assets representing an increase in the basis of the assets being amortized and a reduction in the number of years they are amortized over; (vi) a $2,689,000 increase in interest expense representing the estimated interest expense for the first eight weeks of the period prior to the closing of the acquisition; and
(vii) the elimination of $731,000 of income tax expense to reflect the changes above which combine to generate a loss before income taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

 The Company is a leading producer, marketer and distributor of value added processed fresh and frozen beef, and to a lesser extent pork and poultry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings consist of primarily individually quick frozen hamburger patties. The Company's products are sold primarily to the foodservice industry which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations. The Company sells its products primarily through broadline and specialty foodservice distributors.

 On November 25, 1996, the assets and operations of the beef processing division of Tyson, were sold to the Company, an entity formed by CGW Southeast Partners III, L.P., to acquire these assets. As a result of the Acquisition, financial information for periods through September 28, 1996 and periods subsequent to September 29, 1996 are presented on a different cost basis and, therefore, such information is not comparable. Prior to the Acquisition, (i) Gorges/Quik-to-Fix Foods, Inc. had no significant assets or liabilities and had not conducted any business, other than in connection with the Acquisition, and (ii) the Predecessor was not operated by Tyson as a distinct legal entity.

 The accompanying unaudited condensed financial statements include financial information of the Company, and its Predecessor, which is the Company prior to its acquisition from Tyson. The Predecessor had been operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals which were maintained only on a consolidated basis at the corporate level, which are in effect reflected in Investment and Advances by Tyson. The Predecessor also participated in Tyson's overall corporate cash management program whereby operating funds were provided by Tyson with the corresponding charge or credit reflected in the Investment and Advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. A portion of Tyson's accounting and administrative costs related to these functions were allocated to the Predecessor as discussed in Note 2 to the Financial Statements. Additionally, the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

 The following discussion should be read in conjunction with the unaudited Financial Statements and the Notes thereto, included elsewhere in this Document.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

  RESULTS OF OPERATIONS

  Overview

 Discussion of the results of operations for the Company as they relate to the fiscal three month period are made in reference to the Pro-forma Statement of Income, which represents an adjusted combination of the two stub periods, one of the Predecessor, and one of the Company, which together completes coverage of the time of the three month period ended December 28, 1996, because the acquisition amounts will not be comparable to prior periods.

 The Company has experienced an overall decrease in net sales during the past two years and continuing into the three month period ended December 28, 1996 (the first quarter of fiscal 1997). The decreases are primarily due to reduced sales volumes, and to a lesser extent, decreases in average selling prices. The decreases in average selling prices are primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. Overall, the lower sales volumes in the current periods are related to the uncertainties which surrounded the Company when Tyson announced its intent to sell the Predecessor in early 1996. As a result of the uncertainties and the activity surrounding the acquisition the Company did not have the benefit of aggressively selling during the bid programs for the 1996-1997 fiscal school year, and also as a direct result of uncertainties related to the sale prior to its consummation, some national customers did not place larger contracts with the Company which it had garnered in prior years, primarily a large account which in the past has purchased a significant amount of ground beef from the Company. Also responsible for sales declines are the reduced sales of ground beef, primarily related to the completion of a temporary contract with a national fast food chain, and lower volumes for frozen portion steaks, a business which the Company discontinued in fiscal 1996. Sales volumes for the Company's value added products have generally increased during the past two years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts.

 Gross profit declined in the three month period ended December 28, 1996, as compared to the three month period ended December 30, 1995, continuing a trend from fiscal 1996. The decline in gross profit in fiscal 1996 is attributable primarily to the lower sales volumes described above. However, as a percentage of sales, gross profits improved from 18.2% in the first quarter of 1996 to 18.9% in the first quarter of 1997 (pro-forma). The improvement in gross profit as a percentage of sales is attributable to the declines in the raw materials costs, changes in product mix as the Company's sales of lower margin ground beef and portion steaks decreased, and a reduction of variable overhead. The increase in gross profit as a percentage of sales was partially offset by several factors, including inefficiencies and costs related to the Company's efforts to hold down production in an effort to increase cycle times and reduce inventory levels.

 The Company's operating income decreased in the first quarter of 1997 due primarily to the overall decrease in the level of sales due to the product discontinuations and the negative effects of the announced sale of the Predecessor and the subsequent eight month period of uncertainty until the completion of the Acquisition, as well as the effects on overhead of the Acquisition as amortization and depreciation expenses have increased.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

RESULTS OF OPERATIONS-(CONTINUED)

Pro-forma Three Months Ended December 28, 1996 Compared to Three Months Ended December 30, 1995

 Sales for the three month period ended September 30, 1996 were $49.1 million as compared to sales for the three months ended September 30, 1995 of $59.1 million, a decrease of 16.9%. The decrease as discussed above are primarily related to the discontinuance of certain products, as well as the restructure and sale of the business as some sales in product lines which require contract or annual bid processes were limited during the acquisition period, and certain national and ground beef customers were lost during the second half of 1996.

 Operating expenses were $6.0 million and $7.2 million for the three month periods ended December 28, 1996 and December 30, 1995, respectively. The $1.2 million decrease was attributable to the differences in the method of operations between the Company and the Predecessor, as selling, general and administrative costs decreased by $1.5 million (1997 - $5.3 million; 1996 - $6.8 million) as a result of the differences in the actual costs incurred by the Company as compared to the costs previously allocated to the Predecessor. Also, as a direct result of the Acquisition, amortization expense increased by $0.3 million (1997 - $0.7 million; 1996 - $0.4 million).

 Interest and Other (income) expense increased from income of $0.02 million in 1996 to expense of $4.2 million in 1997, primarily due to the interest on subordinated notes and the term and revolving notes incurred a a direct result of the Acquisition, and amortization of debt issuance costs related to the issuance of the Notes totaling $4.2 million, with no comparable amount in 1996. Tyson did not allocate interest expense to the Predecessor.

 The $1.0 million pro-forma net loss for the three months ended December 28, 1996 compares to net income of $2.0 million for the same period of fiscal 1996. The $3.0 million increase in net loss resulted primarily from the decreased sales and gross margin dollars, partially offset by a decrease in operating expenses along with a significant increase in interest expense related to the acquisition, and the related effects of the above on income taxes (a reduction from $1.6 million in fiscal 1996 due to the incurrence of a net loss).


LIQUIDITY AND CAPITAL RESOURCES

 As a result of the Acquisition, and the related financing (the Notes and the Facilities), the Company has a significant annual principal and interest obligation. Borrowings under the Facilities which totaled $49 million at December 28, 1996 ($40 million under the Term Loan and $9 million under the Revolver) accrued interest at an average rate of 8.15% in the five week period ended December 28, 1996. Borrowings under the Notes totaled $100 million at December 28, 1996, and accrued interest at 11.5%.

 In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal year ended September 28, 1996 the Company spent $0.7 million on capital projects. In the three month period ended December 28, 1996, the company spent $0.4 million on capital projects, and expects to spend an additional $4.4 million in fiscal 1997, with as much as $2.0 million being spent on the establishment of a corporate administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. The Company is in the process of creating an administrative structure to provide services some of which are currently being provided by Tyson. The Company entered into a Transition Services Agreement which provides for the Company to continue to receive administrative support for up to one year after the acquisition closing date from Tyson. In connection with

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES-(CONTINUED)

the effort to establish an administrative structure the Company is hiring additional personnel into its newly leased Dallas corporate office. The Company estimates that fiscal 1997 expenses for its stand-alone administrative functions will be approximately $3.4 million.

 The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving line of credit. The Company had additional credit availability of $21 million on its revolving line of credit at December 28, 1996. In the three month period ended December 28, 1996, net cash from financing activities of $185.1 million ($194 million net of $8.9 million in financing related expenditures) was partially used by investing activities of $184.7 million in connection with the Acquisition and normal capital expenditures. Also, the Company had cash used by operating activities of $.4 million, primarily in connection with the increases of working capital assets. At December 28, 1996, the Company had cash and cash equivalents of approximately $15,000. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1997 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolver.


EFFECTS OF INFLATION

 Inflation has not had a significant effect on the operations of the Company. However, in the event of increases in inflation or commodity prices from recent levels, the Company could experience sudden and significant increases in beef costs. Over periods of 90 days or less, the Company may be unable to completely pass these price increases on to its customers. The Company currently believes that over longer periods of time, it will be able to pass on the price increases to its customers.


RECENT ACCOUNTING PRONOUNCEMENTS

      The Company does not plan to adopt the fair value-based measurement methodology for employees stock options contemplated by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for financial reporting purposes. Accordingly, this Standard is not expected to have a significant effect on the Company's financial position or results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS

 The Company's future revenues and profitability are difficult to predict due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the success of new products and development of new markets, (iii) the Company's existing indebtedness and the uncertainty of capital needs for debt service and additional growth, (iv) government regulation, including USDA regulations, (v) the successful integration of future acquisitions and (vi) numerous competitive factors, including number and size of competitors and alternative distribution, (vii) market price and availability of raw materials.

 The Company expects to pursue business growth strategies, add customers, product lines and possibly acquire other businesses; however, the success of these strategies and any rate of increase cannot be estimated with precision or certainty. The Company believes that selling general and administrative, interest, and depreciation and amortization expenses will continue to increase to support overall growth.

 Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a dynamic industry often results in significant volatility in the price of the Company's bonds.

 In addition to the matters noted above, certain other statements made in this report are forward looking. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward looking statements made in this report.

                          PART II.  OTHER INFORMATION


ITEM 1.         LEGAL PROCEEDINGS

      None

ITEM 5.         OTHER INFORMATION

      None

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      None

      (b)  Reports on Form 8-K

      None

                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 26, 1997      GORGES/QUIK-TO-FIX FOODS, INC.



                               By:  /s/ A. Scott Letier
                                   ---------------------------------
                                   A. Scott Letier
                                   Vice President-Finance and Chief
                                     Financial Officer
                                   (Principal Financial Officer)