Form 10-Q
period 1997-03-29
GORGES QUIK TO FIX FOODS INC
filed 1997-05-13
CIK 1030999

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 29, 1997
                                -----------------------------------------------

                                       OR

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to
                                  ------------------     ----------------------

                       Commission file number   333-20155
                                                ---------

                        GORGES\QUIK-TO-FIX FOODS, INC.
    ----------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                      58-2263508
    ----------------------------------------------------------------------------
    (State or Other Jurisdiction of                          (I.R.S. Employer
    Incorporation  or Organization)                         Identification No.)


      9441 LBJ Freeway, Suite 214, Dallas, Texas                        75243
    ----------------------------------------------------------------------------
      (Address of Principal Executive Offices)                        (Zip Code)

    Registrant's Telephone Number, Including Area Code   (972) 690-7675
                                                         -----------------------

                                          N/A
    ----------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

    Indicate by check x whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes      No  x
                                               ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares Outstanding
            Class                                 as of May 1, 1997
            ------                                -----------------
   Common Stock, $.01 par value                         1,000

Part I  - Financial Information Item
Item 1. -  Financial Statements
           --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)


                                           PREDECESSOR      COMPANY
                                        ---------------   ----------
                                          SEPTEMBER 28,    MARCH 29,
                                               1996          1997
                                        ---------------   ----------
ASSETS                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                   $      9     $      -
   Accounts receivable, net                           -       14,337
   Inventory                                     31,325       25,242
   Prepaid expenses and other                         -          543
                                        ---------------   ----------
     Total current assets                        31,334       40,122

Property, plant and equipment:
   Land                                           1,088        1,499
   Buildings and leasehold improvements          35,768       43,162
   Machinery and equipment                       52,853       42,573
   Land improvements and other                    1,186        3,615
                                        ---------------   ----------
                                                 90,895       90,849
   Accumulated depreciation                     (44,439)      (2,897)
                                        ---------------   ----------
     Net property, plant and equipment           46,456       87,952

Other assets:
   Intangible assets                             59,508       63,261
   Organizational and deferred debt                   -        9,404
    issuance costs
   Other                                              -           52
                                        ---------------   ----------
     Total assets                              $137,298     $200,791
                                        ===============   ==========

     LIABILITIES AND STOCKHOLDERS'
      EQUITY
Current liabilities:
   Accounts payable and accrued expenses       $      -     $ 14,340
   Current portion of long-term debt                  -        5,000
                                        ---------------   ----------
      Total current liabilities                               19,340

Long-term debt, less current portion                  -      138,750
Deferred income taxes                             6,375            -
Investment and advances by Tyson                130,923            -

Stockholders' equity:
   Common stock, $.01 par value; 2,000
    shares authorized,
      1,000 shares issued and                         -            -
       outstanding
   Additional paid-in capital                         -       45,000
   Accumulated deficit                                -       (2,299)
                                        ---------------   ----------
     Total stockholders' equity                       -       42,701
                                        ---------------   ----------
     Total liabilities and                     $137,298     $200,791
      stockholder's equity
                                        ===============   ==========

Note: The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.

                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)




                                Predecessor         Company                Predecessor                         Company
                           ------------------   --------------   -------------------------------   -------------------------------
                               Three months      Three months      Six months       Eight weeks    Eighteen weeks    Pro-forma six
                                   ended             ended            ended            ended            ended        months ended
                                 March 30,         March 29,        March 30,       November 25,      March 29,        March 29,
                                   1996               1997            1996              1996             1997            1997
                                (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                           ------------------   --------------   --------------   --------------   --------------   --------------

Sales                                 $54,208          $48,559         $113,276          $31,966          $65,677          $97,643
Costs of goods sold                    45,237           39,546           93,545           25,917           53,990           80,538
                           ------------------   --------------   --------------   --------------   --------------   --------------
   Gross profit                         8,971            9,013           19,731            6,049           11,687           17,105

Operating expenses:
   Selling, general and
      Administrative                    6,217            5,675           13,007            4,153            7,333           11,542
   Amortization                           407              761              813              250            1,049            1,399
                           ------------------    -------------   --------------   --------------   --------------   --------------
     Total operating                    6,624            6,436           13,820            4,403            8,382           12,941
      expenses
                           ------------------   --------------   --------------   --------------   --------------   --------------

Operating income                        2,347            2,577            5,911            1,646            3,305            4,164

Interest expense                            -            4,066                -                -            5,604            8,293
Other (income) expense                    295                               272                -                -                -
                           ------------------   --------------   --------------   --------------   --------------   --------------

Earnings before taxes on                2,052           (1,489)           5,639            1,646           (2,299)          (4,129)
 income
Income tax expense                        903                -            2,481              731                -                -
                           ------------------   --------------   --------------   --------------   --------------   --------------

     Net income (loss)                $ 1,149          $(1,489)        $  3,158          $   915          $(2,299)         $(4,129)
                           ==================   ==============   ==============   ==============   ==============   ==============





                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                       PREDECESSOR                      COMPANY
                                        --------------------------------------   --------------------
                                          SIX MONTHS ENDED   EIGHT WEEKS ENDED   EIGHTEEN WEEKS ENDED
                                           MARCH 30, 1996    NOVEMBER 25, 1996      MARCH 29, 1997
                                        ------------------   -----------------   --------------------
                                             (Unaudited)        (Unaudited)           (Unaudited)

Cash flows from operating activities:
   Net income (loss)                              $  3,158               $ 915              $  (2,299)
   Adjustments to reconcile net income
    (loss) to net
     cash provided by (used in)
      operating activities:
      Depreciation                                   4,085                 342                  2,897
      Amortization                                     813                 250                  1,330
      Deferred income taxes                         (1,252)                 26                      -
      Loss on disposition of equipment                 295                   -                      -
Changes in assets and liabilities:
         Increase in accounts receivable                 -                   -                (14,337)
         (Increase) decrease in                      3,275                (571)                 5,685
          inventory
         Increase in prepaid expenses                    -                   -                   (595)
          and other
         Increase in accounts payable
          and                                            -                   -                 13,762
           Accrued expenses
                                        ------------------   -----------------   --------------------
     Net cash provided by (used in)                 10,374                 962                  6,443
      operating activities

Cash flows from investing activities:
   Purchases of plant and equipment                   (811)               (141)                  (864)
   Acquisition, net of cash received                     -                   -               (184,349)
   Proceeds from sale of equipment                   1,080                   -                     15
   Other                                                 -                   -                      -
                                        ------------------   -----------------   --------------------
     Net cash provided by (used in)                    269                (141)              (185,198)
      investing activities

Cash flows from financing activities:
   Proceeds from note offering                           -                   -                100,000
   Capital contributions                                 -                   -                 45,000
   Proceeds from revolving line of                       -                   -                 10,000
    credit
   Payments on revolving line of credit                  -                   -                 (5,000)
   Proceeds from term loan                               -                   -                 40,000
   Payments on term loan                                 -                   -                 (1,250)
   Debt issuance and organizational                      -                   -                 (9,995)
    costs
   Decrease in Investment and advances
    by Tyson                                       (10,643)               (821)                     -
                                        ------------------   -----------------   --------------------
     Net cash (used in) provided by                (10,643)               (821)               178,755
      financing activities
                                        ------------------   -----------------   --------------------
Net increase in cash and cash                            0                   0                      0
 equivalents
Cash and cash equivalents at beginning                   9                   9                      -
 of period
                                        ------------------   -----------------   --------------------
Cash and cash equivalents at end of               $      9               $   9              $       -
 period
                                        ==================   =================   ====================

                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                March 29, 1997
                                  (Unaudited)


1.  ORGANIZATION AND BASIS OF PRESENTATION

(a) Description of Business

     Gorges/Quik-to-Fix Foods, Inc., (the "Company") is a leading producer, marketer and distributor of value added processed fresh and frozen beef, and to a lesser extent pork and poultry products primarily to the foodservice industry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products, and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings primarily consist of individually quick frozen hamburger patties. The Company's products are primarily sold to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations. The Company sells its products primarily through broadline and specialty foodservice distributors.

(b) Basis of Presentation

     The accompanying unaudited financial statements include financial information of the Company, and its "Predecessor," which is the Company's operations prior to its acquisition from Tyson Foods, Inc. ("Tyson"). The Predecessor represents the beef processing assets and operations of Tyson, and had been operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition (as defined herein), Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals were maintained only on a consolidated basis at the corporate level, and are in effect reflected in Investment and Advances by Tyson. The Predecessor also participated in Tyson's overall corporate cash management program whereby Tyson provided operating funds with the corresponding charge or credit reflected in the Investment and Advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. Portions of Tyson's accounting and administrative costs related to these functions were allocated to the Predecessor as discussed in Note 2. Additionally, the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

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

     In the opinion of management, the accompanying unaudited financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of March 29, 1997, and the results of operations and cash flows for the three month and six month periods ended March 29, 1997 and March 30, 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

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

 Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):


                                  Predecessor        Company
                                  -------------      ---------
                                  September 28,      March 29,
                                    1996             1997
                                  -------------      ---------
      Finished products                 $27,569        $22,841
      Work in process                       688            133
      Supplies                            3,068          2,268
                                    -----------      ---------
        Total                           $31,325        $25,242
                                    ===========      =========

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

Intangible assets and Organizational and Deferred Debt Issuance Costs

     Intangible assets, consisting of goodwill and trademarks, are stated at cost and are amortized on a straight-line basis over 10 to 30 years (40 years by the Predecessor). Recoverability of the carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

     Organizational costs are amortized on a straight line basis over five years, and deferred debt issuance costs are amortized on a straight line basis over the life of the debt instrument to which it relates.

     At September 28, 1996 and March 29, 1997, the accumulated amortization was $10.6 million and $1.4 million, respectively.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (CONTINUED)

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

Allocation of Corporate Expenses

     Prior to the Acquisition certain indirect administrative and selling expenses incurred at the corporate level, which were not actually incurred for programs specific to the Predecessor have been allocated to the Predecessor based on net sales. Allocated administrative expenses include costs incurred for all corporate support functions. Allocated selling expenses consisted of costs incurred by Tyson's corporate sales and marketing department. Because Tyson incurred these charges, actual charges, if the Predecessor had been a separate entity at the time, might have differed. Certain expenses incurred at Tyson corporate directly related to the Predecessor, such as production scheduling, research and development and corporate aviation were allocated based on usage.

     Selling, administrative and corporate expenses allocated to the Predecessor and charged to operations for the three-month and six-month periods ended March 29, 1996 were $1.8 million and $3.75 million respectively.

Advertising and Promotion Expenses

     Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses were $1.4 million and $2.9 million for the three month and the first six month periods ending March 29, 1997 compared to $1.3 million and $3.2 million for the same fiscal periods of 1996.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        GORGES/QUIK-TO-FIX FOODS, INC.
                  NOTES TO FINANCIAL STATEMENTS- (Continued)
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- (CONTINUED)

Investment and Advances by Tyson

     Investment and Advances by Tyson represent its' ownership interest in the recorded net assets of the Predecessor. As discussed in Note 1, all cash and inter-company transactions flow through this account. The Predecessor was not charged interest on advances from Tyson.


3.  LONG TERM DEBT

(a) Senior Debt

     The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, N.A., (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 25, 2001. As of March 29, 1997, the Company's available credit under the Revolver was $25.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $2.5 million remaining in fiscal 1997, $6.5 million in fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $9.75 million in fiscal 2001, and $2.5 million in fiscal 2002.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.50%, or (ii) the Eurodollar rate, LIBOR, plus 2.50%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. At March 29, 1996 the interest rate for the Company based on this formula was 8.19%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At March 29, 1997, the Company's outstanding borrowings under these facilities were $43.75 million, $5 million on the Revolver and $38.75 million on the Term Loan.

     Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. Additionally, the Credit Agreement provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock. The Company was in compliance with these covenants at March 29, 1997.

(b) Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100 million aggregate principal amount of 11.5% Senior Subordinated Notes due 2006 (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and will be payable on June 1 and December 1 of each year at a rate of 11 1/2% per annum. The issuance of the Notes

                        GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


3. LONG TERM DEBT- (CONTINUED)

resulted in net proceeds to the Company of approximately $95 million and after underwriting discounts and other debt issuance costs aggregating approximately $5 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes, which are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at March 29, 1997.

     The Notes were issued pursuant to an Indenture, which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at March 29, 1997.

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

     Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $43,000 and $54,000 for the second quarter and the six month period ended March 29, 1997, in comparison to $11,000 and $22,000 for the same fiscal periods of 1996.

     Future minimum lease payments for all noncancelable operating leases for the Business at March 29, 1997 total $1,011,000, composed of $121,000, $205,000,
$207,000, $210,000, 199,000, and $68,000 annually for the remainder of fiscal 1997 through 2002.


5.  BENEFIT PLANS

     Tyson had and the Company has defined contribution retirement and incentive benefit programs for various groups of personnel, all employees of the Predecessor and the Company are eligible after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. Tyson or the Company made no incentive contributions. Discretionary contributions totaled $143,000 and $288,000 for the three month and the six month period ended March 29, 1997, in comparison to $218,000 and $562,000 for the same fiscal periods of 1996.

                        GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)

6.  INCOME TAXES

     The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded any income tax benefit and deferred tax asset associated with the net loss for the period ended March 29, 1997 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.


7.  SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Business's top three customers accounted for approximately 44% of sales for the six month period ended March 30,1996 and 37% for the six month period ended March 29, 1997. Sales to one of these customers are likely to be significantly lower in fiscal 1997 than in fiscal 1996 due to the customer's decision to increase its purchases with one of the Company's competitors.


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


        Fixed and intangible assets            $154,000,000
        Inventory                                30,927,166
        Liabilities assumed                        (578,015)
                                             --------------

                                               $184,349,151
                                             ==============


                        GORGES/QUIK-TO-FIX FOODS, INC.
                  NOTES TO FINANCIAL STATEMENTS- (Continued)
                                  (Unaudited)


9.  ACQUISITION- (CONTINUED)

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


10.  PRO FORMA INFORMATION

     The pro forma income statement included herein for the six month period ended March 29, 1997 gives effect to the completion of the Acquisition, the application of the net proceeds of the of the financing and the related events as described in the notes above, as though they had occurred on September 29, 1996. Adjustments made to the income statement include: (i) a $563,000 reduction in cost of sales related to the elimination of redundant staffing which resulted in the elimination of approximately 106 plant personnel; (ii) a $1,193,000 increase in cost of sales related to the depreciation expense increase as a result of the write-up to fair market value of property, plant and equipment acquired; (v) a $55,000 increase in selling, general and administrative expenses representing the maximum addition of estimated costs expected to be incurred by the Company in connection with the consulting contract with CGW described in the Notes above; (vi) a $101,000 increase in amortization of intangible assets representing an increase in the basis of the assets being amortized and a reduction in the number of years they are amortized over; (vii) a $2,689,000 increase in interest expense representing the estimated interest expense for the first eight weeks of the period prior to the closing of the acquisition; and
(viii) the elimination of $731,000 of income tax expense to reflect the changes above which combine to generate a loss before income taxes.

Part 1-Financial Information
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company is a leading producer of value added processed fresh and frozen beef, and to a lesser extent pork and poultry products primarily for the foodservice industry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings consist of primarily individually quick frozen hamburger patties. The Company's products are sold primarily to the foodservice industry which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations. The Company sells its products primarily through broadline and specialty foodservice distributors.

     On November 25, 1996, the Company acquired the Gorges/Quik-to-Fix Foods operations (the Predecessor") from Tyson Foods, Inc. ("Tyson") (the "Acquisition"). As a result of the Acquisition, financial information for periods through September 28, 1996 and periods subsequent to September 29, 1996 are presented on a different cost basis and, therefore, such information is not comparable. Prior to the Acquisition, (i) Gorges/Quik-to-Fix Foods, Inc. had no significant assets or liabilities and had not conducted any business, other than in connection with the Acquisition, and (ii) Tyson did not operate the Predecessor as a distinct legal entity.

     The accompanying unaudited condensed financial statements include financial information of the Company, and the Predecessor, which is the Company prior to its acquisition from Tyson. The Predecessor had been operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals which were maintained only on a consolidated basis at the corporate level, which are in effect reflected in Investment and Advances by Tyson. The Predecessor also participated in Tyson's overall corporate cash management program whereby Tyson provided operating funds with the corresponding charge or credit reflected in the Investment and Advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. Portions of Tyson's accounting and administrative costs related to these functions were allocated to the Predecessor as discussed in Note 2 to the Financial Statements. Additionally, the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

     The following discussion should be read in conjunction with the unaudited Financial Statements and the Notes thereto, included elsewhere in this Document.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


RESULTS OF OPERATIONS

Overview

     Discussion of the results of operations for the Company as they relate to the fiscal 1997 six month period are made in reference to the Pro-forma Statement of Income, which represents an adjusted combination of the two stub periods, one of the Predecessor, and one of the Company, which together completes coverage of the time of the six month period ended March 29, 1997. As a result of the Acquisition, the post acquisition amounts will not be comparable to prior periods.

     The Company has experienced an overall decrease in net sales during the past two years and continuing into the three month and six-month periods ended March 29, 1997. The decreases are primarily due to reduced sales volumes, and to a lesser extent, decreases in average selling prices. The decreases in average selling prices are primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. Overall, the lower sales volumes in the fiscal 1997 periods is related to uncertainties which surrounded the Company when Tyson announced its intent to sell the Predecessor in early 1996, the sales declines in the ground beef business, primarily sales to a large national customer that gave a larger part of its volume to a competitor during the period of time the Predecessor was for sale (the Company does not know if it will ever recover this business), and the discontinuance from the prior year of frozen portion control steaks, a business which the Company discontinued in fiscal 1996. Sales volumes for the Company's value added products have generally increased during the past two years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts.

     Gross profit increased in the three month period ended March 29, 1997, and decreased in the six month period ended March 29, 1997, as compared to the three month and six month periods ended March 30, 1996. The decline in year to date gross profit dollars in fiscal 1997 is attributable primarily to the lower sales volumes described above. As a percent of sales, gross profits increased 2.0 % and 0.1% for the three month and the six months periods ended March 29, 1997, compared to the same periods in fiscal 1996. The increase in gross profit as a percentage of sales is primarily attributable to cost decreases which are a direct result of a change in operations since the Acquisition and the increase in sales of value added products and commodity products and a decrease in lower margin ground beef sales. These increases are being partially offset by higher depreciation costs, which are a result of the acquisition, and increased overhead expenses per pound related to lower production volumes as a result of the excess inventory on hand at the time of the acquisition. The Company continues to work down the amount of inventory in an effort to get to a level management believes is operationally efficient for the Company.

     The Company's operating income increased in the three-month period ended March 29, 1997, and decreased in the six-month period ended March 29, 1997. The increase in the three-month period is attributable to higher margins as a result of overall lower operating costs and lower current selling and general and administrative costs. The decrease year to date is due primarily to the overall decrease in the level of sales as discussed above, lower production volumes also discussed above, as well as increases in amortization and depreciation expenses as a result of the Acquisition.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


RESULTS OF OPERATIONS- (CONTINUED)

The three month period and pro-forma six month period ended March 29, 1997 compared to the three month period and pro-forma six month period ended March 30, 1996

     Sales decreased by 10.4% and 13.8% for the three and six month periods ended March 29, 1997 when compared to the three and six-month periods ended March 30, 1996. The decrease as discussed above is primarily related to the discontinuance of certain products, the restructure and sale of the business and the resultant loss of sales in product lines which require contract and annual bid processes (processes that were limited during the acquisition), and certain national and ground beef customers that were lost during the second half of 1996.

     Operating expenses decreased by 2.8% and 6.8% for the three and six month periods ended March 29, 1997 when compared to the three and six-month periods ended March 30, 1996. The decrease was attributable to the differences in the method of operations between the Company and the Predecessor. Also, as a direct result of the Acquisition, amortization expense increased by $.4 million and $.6 million for the three and six month periods ended March 29, 1997 when compared to the three and six month periods ended March 30, 1996.

     Interest and Other (income) expense increased by $3.8 million and $8.0 million for the three and six month periods ended March 29, 1997 when compared to the three and six-month periods ended March 30, 1996. The increase in these expenses is primarily due to the interest on debt incurred as a direct result of the Acquisition, and amortization of debt issuance costs related to the issuance of the Notes totaling $5.2 million, with no comparable amount in 1996. Tyson did not allocate interest expense to the Predecessor.

     The $1.5 million net loss for the three-month period ended March 29, 1997, and $4.1 million pro-forma net loss for the six-month period ended March 29, 1997 compares to a net income of $1.1 million and $3.2 million for the same fiscal periods of 1996. The $2.6 million and $7.3 million increase in net loss for the respective periods resulted primarily from the additional depreciation, amortization and interest expense related to the Acquisition, as well as the decrease is sales all partially being offset by an overall lower level of operating costs. In addition, also offsetting the increase is the related effects of the above losses on income taxes.



LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, and the related financing, the Company has a significant annual principal and interest obligation. Borrowings under the Company's senior secured credit facilities, which totaled $43.75 million at March 29,1997 ($38.75 million under the term loan and $5.0 million under the revolving line of credit) accrued interest at an average rate of 8.35% in the eighteen week period ended March 29, 1997. Borrowings under the Company's Senior Subordinated Notes, Due 2006, totaled $100 million at March 29, 1997, and accrued interest at a rate of 11.5%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


LIQUIDITY AND CAPITAL RESOURCES- (CONTINUED)

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal year ended September 28, 1996 the Company spent $0.7 million on capital projects. For the six-month period ended March 29, 1997, the company spent $0.9 million on capital projects. The Company expects to spend an additional $3.6 million for capital projects in fiscal 1997. As much as $2.0 million will be spent in fiscal 1997 on the establishment of a corporate infrastructure and administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. The Company is in the process of creating a corporate infrastructure that will provide administrative services. Tyson is currently providing many of these administrative services to the Company. The Company entered into a Transition Services Agreement with Tyson that provides for the Company to continue to receive administrative support for up to one year after the acquisition closing date from Tyson. In connection with the effort to establish an administrative structure the Company is hiring additional personnel into its newly leased Dallas corporate office. The Company estimates fiscal 1997 expenses for its stand-alone administrative functions will be approximately $3.4 million.

     The Company's primary sources of liquidity are cash flows from operations and borrowing under its revolving line of credit. The Company had additional credit availability of $25 million under its revolving line of credit at March 29, 1997. In the six month period ended March 29,1997, net cash from financing activities of $185.1 million ($194 million net of $8.9 million in transaction and financing related expenditures) was partially used by investing activities of $184.7 million in connection with the Acquisition and normal capital expenditures. Also, the Company had cash used by operating activities of $0.9 million, primarily in connection with the increases of working capital assets. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1997 will be satisfied through a combination of cash flows generated from operations together with funds available under its revolving credit facility.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


FUTURE OPERATING RESULTS; FORWARD LOOKING STATEMENTS

     The Company's future revenues and profitability may vary due to a variety of risks and uncertainties, including (i) business conditions and growth in the Company's existing markets, (ii) the success of new products and development of new markets, (iii) the Company's existing indebtedness and the capital needs for debt service and additional growth, (iv) government regulation, including USDA regulations, (v) the successful integration of future acquisitions, (vi) numerous competitive factors, including number and size of competitors and alternative distribution and (vii) market price and availability of raw materials.

     The Company expects to pursue business growth strategies, add customers, product lines and possibly acquire other businesses; however, the success of these strategies and their impact on the Company's future revenues and profitability cannot be estimated with precision or certainty. The Company believes that selling, general and administrative, interest, and depreciation and amortization expenses will continue to increase to support overall growth. There can be no assurance, however, that these expenses will not increase at a faster rate than the Company's revenues. Should these expenses increase faster than revenues, the Company's profitability could be adversely affected.

     Because of the foregoing uncertainties affecting the Company's future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a dynamic industry often may result in significant volatility in the price of the Company's bonds.

     In addition to the matters noted above, certain other statements made in this report are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on an assessment of a variety of factors, contingencies and uncertainties deemed relevant by management, including technological changes, competitive products and services, management issues as well as those matters discussed specifically elsewhere herein. As a result, the actual results realized by the Company could differ materially from the statements made herein. Readers of this report are cautioned not to place undue reliance on the forward-looking statements made in this report.

                          PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          10.1 Exchange Agency Agreement, dated March 28, 1997, between Gorges/Quik-to-Fix Foods, Inc., and IBJ Schroder Bank and Trust Company.

          (b)  Reports on Form 8-K

          None

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 13, 1997     GORGES/QUIK-TO-FIX FOODS, INC.



                         By: /s/A. Scott Letier
                             --------------------------------------
                             A. Scott Letier
                             Vice President-Finance and Chief Financial Officer (Principal Financial Officer)