Form 10-Q
period 1997-06-28
GORGES QUIK TO FIX FOODS INC
filed 1997-08-18
CIK 1030999

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997
                               -------------

                                      OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ________________  to _______________

                      Commission file number   333-20155
                                               ---------

                        GORGES\QUIK-TO-FIX FOODS, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                             58-2263508
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

 9441 LBJ Freeway, Suite 214, Dallas, Texas                           75243
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code    (972) 690-7675
                                                      --------------

                                      N/A
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

                                                          Shares Outstanding
           Class                                         as of August 12, 1997
           -----                                         ---------------------
Common Stock, $.01 par value                                    1,000

Part  I  -  Financial Information Item
Item  1. -  Financial Statements
            --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)


                                           PREDECESSOR      COMPANY
                                          ------------    -----------
                                          SEPTEMBER 28,    JUNE 28,
                                              1996          1997
                                          ------------    -----------
ASSETS                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                   $      9     $      -
   Accounts receivable, net                           -       17,358
   Inventory                                     31,325       27,634
   Prepaid expenses and other                         -           57
                                               --------     --------
     Total current assets                        31,334       45,049
Property, plant and equipment:
   Land                                           1,088        1,499
   Buildings and leasehold improvements          35,768       43,162
   Machinery and equipment                       52,853       44,519
   Land improvements and other                    1,186        3,086
                                               --------     --------
                                                 90,895       92,266
   Accumulated depreciation                     (44,439)      (5,113)
                                              ---------     --------
     Net property, plant and equipment           46,456       87,153

Other assets:
   Intangible assets
   Organizational and deferred debt              59,508       63,005
    issuance costs                                    -        9,212
   Other                                              -            -
                                               --------     --------
     Total assets                              $137,298     $204,419
                                               ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses       $      -     $ 16,438
   Current portion of long-term debt                  -        5,250
                                               --------     --------
      Total current liabilities                               21,688

Long-term debt, less current portion                  -      139,500
Deferred income taxes                             6,375            -
Investment and advances by Tyson                130,923            -

Stockholders= equity:
   Common stock, $.01 par value; 2,000
    shares authorized,
      1,000 shares issued and
       outstanding                                    -            -
   Additional paid-in capital                         -       45,585
   Accumulated deficit                                -       (2,354)
                                               --------     --------
     Total stockholders' equity                       -       43,231
                                               --------     --------
     Total liabilities and
      stockholders' equity                     $137,298     $204,419
                                               ========     ========

     Note:  The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.

                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)





                                Predecessor         Company                Predecessor                         Company
                              -------------      ------------      ---------------------------      -----------------------------
                               Three months      Three months      Nine months         Eight         Thirty-one     Pro-forma nine
                                   ended             ended            ended         weeks ended      weeks ended     months ended
                                  June 29,          June 28,         June 29,       November 25,       June 28,        June 28,
                                   1996              1997             1996             1996              1997            1997
                                (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                              -------------      ------------      ------------     -----------      -----------     ------------

Sales                               $55,476          $50,163         $168,752          $31,966         $115,840         $147,806
Costs of goods sold                  45,855           40,050          139,400           25,917           94,041          120,588

                              -------------      -----------       ----------       ----------       ----------      -----------
   Gross profit                       9,621           10,113           29,352            6,049           21,799           27,218

Operating expenses:
   Selling, general and
      Administrative                  5,802            5,412           18,809            4,153           12,745           16,954
   Amortization                         406              869            1,219              250            1,917            2,268
                              -------------      -----------       ----------       -----------      -----------     -----------
     Total operating
      expenses                        6,208            6,281           20,028            4,403           14,662           19,222
                              -------------      -----------       ----------       ----------       ----------      -----------
Operating income                      3,413            3,832            9,324            1,646            7,137            7,996
Interest expense                          -            4,062                -                -            9,666           12,356
Other (income) expense                  530             (205)             258                -             (205)            (206)
                              -------------      -----------       ----------       ----------       ----------      -----------


Earnings before taxes on
     income                           2,883              (25)           9,066            1,646           (2,324)          (4,154)

                              -------------      -----------       ----------       ----------       ----------      -----------

Income tax expense                    1,269                -            3,750              731                -                -
                              -------------      -----------       ----------       ----------       ----------      -----------

     Net income (loss)              $ 1,614          $   (25)        $  5,316          $   915         $ (2,324)        $ (4,154)
                              =============      ===========       ==========       ==========       ==========      ===========






                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                      PREDECESSOR                        COMPANY
                                            -------------------------------------   ----------------------
                                            NINE MONTHS ENDED   EIGHT WEEKS ENDED   THIRTY-ONE WEEKS ENDED
                                                 JUNE 29,       NOVEMBER 25, 1996          JUNE 28,
                                                  1996                                      1997
                                              (Unaudited)         (Unaudited)            (Unaudited)
                                            -----------------   -----------------   ----------------------

Cash flows from operating activities:
   Net income (loss)                               $  3,158               $ 915                $  (2,324)
   Adjustments to reconcile net income
    (loss) to net
     cash provided by (used in)
      operating activities:
      Depreciation                                    4,085                 342                    5,114
      Amortization                                      813                 250                    2,312
      Deferred income taxes                          (1,252)                 26                        -
      Loss on disposition of equipment                  295                   -                        -
Changes in assets and liabilities:
         Increase in accounts receivable                  -                   -                  (17,358)
         (Increase) decrease in inventory             3,275                (571)                   3,293
         Increase in prepaid expenses
          and other                                       -                   -                      (57)
         Increase in accounts payable
          and Accrued expenses                            -                   -                   15,861
                                                   --------            --------               ----------
     Net cash provided by (used in)
      operating activities                           10,374                 962                    6,841
                                                   --------            --------               ----------
Cash flows from investing activities:
   Purchases of plant and equipment                    (811)               (141)                  (2,652)
   Acquisition, net of cash received                      -                   -                 (184,349)
   Proceeds from sale of equipment                    1,080                   -                       16
   Other                                                  -                   -                       61
                                                   --------            --------               ----------
     Net cash provided by (used in)
      investing activities                              269                (141)                (186,924)
                                                   --------            --------               ----------
Cash flows from financing activities:
   Proceeds from note offering                            -                   -                  100,000
   Capital contributions                                  -                   -                   45,585
   Proceeds from revolving line of
    credit                                                -                   -                   13,000
   Payments on revolving line of credit                   -                   -                   (7,000)
   Proceeds from term loan                                -                   -                   40,000
   Payments on term loan                                  -                   -                   (1,250)
   Debt issuance and organizational
    costs                                                 -                   -                  (10,252)
   Decrease in Investment and advances
    by Tyson                                        (10,643)               (821)                       -
                                                   --------            --------               ----------
     Net cash (used in) provided by
      financing activities                          (10,643)               (821)                 180,083
                                                   --------            --------               ----------
Net increase in cash and cash
 equivalents                                              0                   0                        0
Cash and cash equivalents at beginning
 of period                                                9                   9                        -
                                                   --------            --------               ----------
Cash and cash equivalents at end of
 period                                            $      9            $      9               $        -
                                                   ========            ========               ==========

                See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 28, 1997
                                  (Unaudited)


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

        In the opinion of management, the accompanying unaudited financial information of the Company contains all adjustments, consisting only of those of a normal recurring nature, necessary to present fairly the Company's financial position as of June 28, 1997, the results of operations for the three and nine month periods ended June 28, 1997 and June 29, 1996, and cash flows for the nine months ended June 28, 1997 and June 29, 1996. These results are not necessarily indicative of the results to be expected for the full fiscal year.

                        GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Fiscal Year

        The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30.

Inventories

        Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                        Predecessor   Company
                       -------------  -------
                       September 28,  June 28,
                           1996         1997
                       -------------  --------
    Finished products        $27,569   $18,935
    Work in process              688         -
    Supplies                   3,068     8,699
                       -------------  --------
     Total                   $31,325   $27,634
                       =============  ========

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

        At September 28, 1996 and June 28, 1997, the accumulated amortization was $10.6 million and $2.3 million, respectively.

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

        Selling, administrative and corporate expenses allocated to the Predecessor and charged to operations for the nine months ended June 29, 1996 were $5.3 million.

Advertising and Promotion Expenses

        Advertising and promotion expenses are charged to operations in the period incurred. Advertising and promotion expenses were $1.6 million and $4.5 million for the third quarter and the nine-month period ending June 28, 1997 compared to $1.3 million and $4.5 million for the same fiscal periods of 1996.

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


3.  LONG TERM DEBT

   (a)  Senior Debt

        The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, N.A., (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 25, 2001. As of June 28, 1997, the Company's available credit under the Revolver was $24.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $3.75 million remaining in fiscal 1997, $6.5 million in fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $9.75 million in fiscal 2001, and $2.5 million in fiscal 2002.

        Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.50%, or (ii) the Eurodollar rate, LIBOR, plus 2.50%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. At June 28, 1997 the interest rate for the Company based on this formula was 8.16%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At June 28, 1997, the Company's outstanding borrowings under these facilities were $44.75 million, $6 million on the Revolver and $38.75 million on the Term Loan.

        Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. Additionally, the Credit Agreement provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock. The Company was in compliance with these covenants at June 28, 1997.

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

resulted in net proceeds to the Company of approximately $95 million and after underwriting discounts and other debt issuance costs aggregating approximately $5 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at June 28, 1997.

  The Notes were issued pursuant to an Indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at June 28, 1997.

  The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the Indenture.


4.  COMMITMENTS

  Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $11,000 and $33,000 for the three and nine month periods ended June 29, 1996 and approximately $62,000 and $122,000 for the three and nine month periods ended June 28, 1997, respectively.

  Future minimum lease payments for all noncancelable operating leases for the Company at June 28, 1997 total $1,000,000, composed of $62,000, $220,000,
$220,000, $219,000, 205,000, and $74,000 annually for the remainder of fiscal 1997 through 2002.


5.  BENEFIT PLANS

  Tyson had and the Company has defined contribution retirement and incentive benefit programs for various groups of personnel, all employees of the Predecessor and the Company are eligible after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Tyson or the Company. Discretionary contributions to the defined benefit plans totaled $218,000 and $655,000 for the three month and nine month periods ended June 29, 1996 and $142,000 and $416,000 for the three month and nine month periods ended June 28, 1997, respectively.

                        GORGES/QUIK-TO-FIX FOODS, INC.
                   NOTES TO FINANCIAL STATEMENTS-(Continued)
                                  (Unaudited)


6.  INCOME TAXES

  The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded any income tax benefit and deferred tax asset associated with the net loss for the period ended June 28, 1997 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.


7.  SIGNIFICANT CUSTOMERS

  Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Business's top three customers accounted for approximately 44% of sales for the three and nine month periods ended June 29, 1996, and 35% and 39% for the three and nine month periods ended June 28, 1997. Sales to one of these customers is significantly lower in fiscal 1997 than in fiscal 1996 due to the customer's decision to increase its purchases with one of the Company's competitors.


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


10.  PRO FORMA INFORMATION

  The pro forma income statement included herein for the nine month period ended June 28, 1997 gives effect to the completion of the Acquisition, and the application of the net proceeds of the financing and related events as described in the notes above, as though they had occurred on September 29, 1996. Adjustments made to the income statement include: (i) a $563,000 reduction in cost of sales related to the elimination of redundant staffing which resulted in the elimination of approximately 106 plant personnel; (ii) a $1,193,000 increase in cost of sales related to the depreciation expense increase as a result of the write-up to fair market value of property, plant and equipment acquired; (v) a $55,000 increase in selling, general and administrative expenses representing the maximum addition of estimated costs expected to be incurred by the Company in connection with the consulting contract with CGW described in the Notes above; (vi) a $101,000 increase in amortization of intangible assets representing an increase in the basis of the assets being amortized and a reduction in the number of years they are amortized over; (vii) a $2,689,000 increase in interest expense representing the estimated interest expense for the first eight weeks of the period prior to the closing of the acquisition; and (viii) the elimination of $731,000 of income tax expense to reflect the changes above which combine to generate a loss before income taxes.

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

  The accompanying unaudited condensed financial statements include financial information of the Company, and its Predecessor, which is the Company prior to its acquisition from Tyson. The Predecessor had been operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals, were maintained only on a consolidated basis at the corporate level. These accounts were in effect reflected in Investment and advances by Tyson. The Predecessor also participated in Tyson's overall corporate cash management program wherein: operating funds were provided by Tyson with the corresponding charge or credit reflected in the Investment and advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. A portion of Tyson's accounting and administrative costs related to these functions was allocated to the Predecessor as discussed in Note 2 to the Financial Statements. Additionally, the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

  The following discussion should be read in conjunction with the unaudited Financial Statements and the Notes thereto, included elsewhere in this Document.

                            MANAGEMENTS DISCUSSION
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

RESULTS OF OPERATIONS

Overview

  Discussion of the results of operations for the Company as they relate to the fiscal nine month period of 1997 is made in reference to the Pro-forma Statement
of Income.   This statement represents an adjusted combination of two stub periods, one of the Predecessor and one of the Company, which together complete coverage of the time of the nine month period ended June 28, 1997. As a result of the Acquisition on November 25, 1996, the Pro-forma statement will not be comparable to prior periods.

  The Company has experienced an overall decrease in net sales during the past two years and continuing into the three month and nine-month periods ended June 28, 1997. The decreases are primarily due to reduced sales volumes, and to a lesser extent, decreases in average selling prices. The decreases in average selling prices are primarily due to lower market prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. The lower sales volumes in the current periods are in part related to the uncertainties that surrounded the Company when Tyson announced its intent to sell the Predecessor in early 1996. As a result of the uncertainties, and the activity surrounding the acquisition, the Company did not have the benefit of aggressively selling during the bid programs for the 1996-1997 school year. Also, as a result of the uncertainties, some national customers did not place larger contracts with the Company. In particular, one large ground beef account that in the past had purchased a significant amount of product from the Company, decided to contract with a competitor of the Company. Also responsible for sales declines are the reduced sales of ground beef, related to the reduction in business with the one account as described above, and to the completion of a temporary contract with a national fast food chain. An additional decline in sales is the result of a decision made by the Company to discontinue its portion controlled steak business in early fiscal 1996. Sales volumes for the Company's value added products have generally increased during the past two years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts

  Gross profit increased in the third quarter ended June 28, 1997, as compared to the same period for 1996, but for the nine-month period, was still below the nine-month period ended June 29, 1996. The increase in gross profit in the fiscal third quarter of 1997 is attributable primarily to sales mix changes, as the Company has experienced lower sales volumes in the lower margin ground beef segment as described above. As a percent of sales, gross profit percentage increased 2.8 % and 1.0% for the third quarter and the first nine months of 1997 compared to the same periods in 1996. The increase in gross profit as a percentage of sales is primarily attributable to the increase in sales of value added products and commodity further processing products and a decrease in lower margin ground beef sales. Also, cost of sales (plant conversion cost) decreases, despite a year to date increase in facilities and equipment depreciation of $1.0 million, have improved gross margins. Cost changes for the most part are a direct result of a change in operations since the divestiture.

  The Company's operating income increased in the third quarter of 1997 over the same period in 1996; however, year to date operating income still trails 1996 for the first nine months of 1997 due primarily to the overall decrease in the level of sales due to overall sales shortfalls. These shortfalls are directly related to product discontinuations, the negative effects of the announced sale of the Predecessor and the subsequent eight month period of uncertainty until the completion of the Acquisition, and the effects on overhead of the Acquisition as amortization and depreciation expenses have increased.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

RESULTS OF OPERATIONS-(CONTINUED)

Third Quarter and Pro-forma Year to Date 1997 Compared to Third Quarter and Year to Date 1996

  Sales decreased by 9.6% and 12.4% for the third quarter and the first nine months of 1997 when compared to the like periods of 1996. The sales decrease, as discussed above, is primarily related to the discontinuance of a certain product line, as well as the restructure and sale of the business, as sales in product lines which require contract or annual bid processes were affected negatively during the acquisition period. In addition, significant national account and ground beef business was lost during the second half of 1996, including the Company's largest ground beef customer which made a decision to shift a majority of its business from the Company to a competitor in late 1996.

  Gross profit increased in the third quarter ended June 28, 1997, as compared to the same period for 1996, but for the nine-month period, was still below the nine-month period ended June 29, 1996. As a percent of sales, gross profit percentage increased 2.8 % and 1.0% for the third quarter and the first nine months of 1997 compared to the same periods in 1996. The increase in gross profit for the quarter and as a percentage of sales, is attributable to the increase in sales of value added products and commodity products, a decrease in ground beef sales and cost decreases which are a direct result of a change in operations since the divestiture.

  Operating expenses increased by 1.2% in the third quarter of 1997 as compared to the same period in 1996. For the first nine months of 1997, operating expenses when compared to the like period of 1996, decreased by 4.0%. The decrease is primarily attributable the lower level of sales in 1997. The expense increase in the current quarter however, is a direct result of the Acquisition, amortization expense increased by $.5 million and $1.1 million for the third quarter and the first nine months of 1997 when compared to the like periods of 1996.

  Interest and Other (income) expense increased by $3.3million and $12.4 million for the third quarter and the first nine months of 1997 when compared to the like periods of 1996. The increases are primarily due to the interest on the subordinated notes and the term and revolving notes incurred as a direct result of the Acquisition, and amortization of debt issuance costs relate to the issuance of the Notes. Total debt service for the nine months ended June 28, 1997 was $12.4 million with no comparable amount in 1996, as Tyson did not allocate interest expense to the Predecessor.

  Net loss for the third quarter and the first nine-month period ending June 28, 1997 of $0.05 million and $4.2 million respectively, compares to net income of $1.6 million and $5.3 million for the same fiscal periods of 1996. The $1.6 million and $9.5 million increase in net loss for the third quarter and the first nine-month period of 1997 is acquisition related, as the most significant factor in the increased loss is the increase in both amortization and interest expense which are both a direct result of the Acquisition. Additionally, the noted decrease in sales partially offset by an increase in gross margin percent has served to lower overall net results. The increase in losses is partially offset by the effect of these increased expenses on income taxes, as income tax expense when compared to the prior year is down $1.3 million and $3.8 million respectively, for the third quarter and the first nine months of 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



LIQUIDITY AND CAPITAL RESOURCES

  As a result of the Acquisition, and the related financing (the Notes and the Facilities), the Company has a significant annual principal and interest obligation. Borrowings under the Facilities which totaled $44.8 million at June 28, 1997 ($38.8 million under the Term Loan and $6 million under the Revolver) accrued interest at an average rate of 8.26% in the thirty-one week period ended June 28, 1997. Borrowings under the Notes totaled $100 million at June 28, 1997, and accrue interest at a fixed rate of 11.5%.

  In addition to its debt service obligations, the Company needs liquidity for working capital and capital expenditures. For the fiscal year ended September 28, 1996 the Predecessor spent $0.7 million on capital projects. In the nine months ended June 28, 1997, the Company spent $2.7 million on capital projects, and expects to spend an additional $1.8 million in fiscal 1997. As much as $2.5 million is being spent on the establishment of a corporate administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. The Company is continuing to create its administrative structure to provide services that previously were being provided by Tyson. The Company entered into a Transition Services Agreement that provides for the Company to continue to receive administrative support for up to one year after the acquisition closing date from Tyson. The Company substantially completed the first phase of implementation of its administrative structure in the quarter ended June 28, 1997. In connection with the effort to establish an administrative structure the Company continues to hire additional personnel into its newly leased Dallas corporate office. The Company estimates that expenses in fiscal 1997 for its standalone administrative functions will be approximately $3.8 million.

  The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving line of credit. The Company had additional credit availability of $24 million on its revolving line of credit at June 28, 1997. In the nine month period ended June 28, 1997, net cash from financing activities of $180.1 million ($190.4 million net of $10.3 million in transaction and financing related expenditures) was partially used by investing activities of $186.9 million in connection with the Acquisition and normal capital expenditures. Also, the Company generated $6.8 million from operating activities, primarily due to the more efficient utilization of working capital assets. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1997 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolver.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



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

  Because of the foregoing uncertainties affecting the Company=s future operating results, past performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company=s participation in a dynamic industry often results in significant volatility in the price of the Company's bonds.

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



Dated:  August 15, 1997  GORGES/QUIK-TO-FIX FOODS, INC.



                         By: /s/A. Scott Letier
                             ------------------------------------
                             A. Scott Letier
                             Vice President-Finance and Chief Financial Officer (Principal Financial Officer)