Form 10-K
period 1997-09-27
GORGES QUIK TO FIX FOODS INC
filed 1998-01-12
CIK 1030999

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

                            -----------------------

(MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                       COMMISSION FILE NUMBER 333-20155

                        GORGES/QUIK-TO-FIX FOODS, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                                58-2263508
              (State or other                          (I.R.S. Employer
        jurisdiction of incorporation)                Identification No.)


                               9441 LBJ FREEWAY
                                   SUITE 214
                              DALLAS, TEXAS 75243
                   (Address of principal executive offices)
                                (972) 690-7675
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The number of shares of the registrant's Common Stock outstanding at December 1, 1997 was 1,000. There is no public trading market for shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

================================================================================

                        GORGES/QUIK-TO-FIX FOODS, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

     Item 1.  Business...................................................     1

     Item 2.  Properties.................................................     9

     Item 3.  Legal Proceedings..........................................     9

     Item 4.  Submission of Matters to a Vote of Security Holders........    10

PART II

     Item 5.  Market for Registrant's Common Stock and Related
              Stockholder Matters........................................    11

     Item 6.  Selected Financial Data....................................    12

     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................    12

     Item 8.  Financial Statements and Supplementary Data................    22

     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................    22

PART III

     Item 10. Directors and Executive Officers of the Registrant.........    23

     Item 11. Executive Compensation.....................................    24

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................    25

     Item 13. Certain Relationships and Related Transactions.............    25

PART IV

     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................    28

SIGNATURES...............................................................    29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................    F-1

                        GORGES/QUIK-TO-FIX-FOODS, INC.

                        1997 ANNUAL REPORT ON FORM 10-K

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  Gorges/Quik-to-Fix Foods, Inc., (the "Company"), or its representatives, may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in customers and the Company's financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth among the factors set forth in the "Factors Affecting Future Performance" section in Item 7 of this report or in the description of the Company's business in Item 1 of this report, as well as factors contained in the Company's other securities filings.

  All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1998," "fiscal 1997," "fiscal 1996," and "fiscal 1995" refer to the twelve month periods ended October 3, 1998, September 27, 1997, September 28, 1996, and September 30, 1995,
respectively.

  The Company is a leading producer of value added processed beef products for the foodservice industry and is one of the few companies in this segment of the industry that markets and distributes nationally. The Company's products are marketed under the nationally recognized Quik-to-Fix and Gorges brand names, as well as the private labels of leading national foodservice distributors. The Company believes that its products are well positioned to take advantage of what it believes is a trend within the foodservice industry toward greater outsourcing of the food preparation process. Outsourcing provides many benefits to foodservice operators including consistent product quality, reduced preparation costs and increased food safety.

  The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products. The Company's two product categories are value added products and ground beef. Value added product offerings include (i) breaded beef items, such as country fried steak and beef fingers, (ii) charbroiled beef, such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat and
(iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks and Philly steak slices. Ground beef product offerings consist primarily of ready to cook individually quick frozen ("IQF") hamburger patties. The Company operates four manufacturing facilities, three of which are dedicated to value added products and one of which produces primarily ground beef products. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products principally through broadline and specialty foodservice distributors.

  The Company was formed in 1996 in connection with the acquisition of the processed beef operations (the "Business") of Tyson Foods, Inc. ("Tyson" and the "Acquisition" respectively). Prior to the Acquisition, the Business operated as part of Tyson, the world's largest vertically integrated poultry processor. Tyson acquired a portion of the Business in 1989 through its acquisition of Holly Farms. In doing so, Tyson acquired two separate beef processing companies, Harker's, Inc. ("Harker's") and Quik-to-Fix Foods, Inc. ("Quik-to-Fix, Inc."), each of which had been acquired by Holly Farms in 1986. In 1990, Tyson sold the Harker's brand name and route sales division to Harker's Distribution, Inc., a company formed by former members of Harker's management. In January 1994, Tyson expanded its beef processing operations further by acquiring Gorges Foodservice, Inc., ("Gorges, Inc."), a leading producer of charbroiled beef products. In April 1996, Tyson announced its intention to sell the Business in order to concentrate on its core poultry business. The Acquisition was consummated on November 25, 1996.

     The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at 9441 LBJ Freeway, Suite 214, Dallas, Texas, 75243, and its telephone number is 972/690-7675. The Company is a wholly owned subsidiary of Gorges Holding Corporation ("GHC"), which, in turn, is substantially owned by CGW Southeast Partners III, L.P. ("CGW"). GHC has no business other than holding the stock of the Company, which is the sole source of GHC's financial resources. GHC is controlled by CGW, which beneficially owns shares representing 54.8% of the voting interest in GHC, (46.3% on a fully diluted basis) and has the right to designate all of the directors of GHC. Accordingly, CGW, through its control of GHC, controls the Company and has the power to elect all of its directors, appoint new management, and approve any action requiring the approval of the holders of the Company's common stock.

INDUSTRY OVERVIEW

  The Foodservice Industry. Purchases of food prepared away from home have grown consistently for over forty years and currently represent approximately 45% of total food purchases. Demand has risen due to various demographic changes, including increases in personal disposable income, the increasing number of single-parent households and the rising number of dual income families. The Company believes it has strengthened its relationships with broadline and specialty foodservice distributors over the last decade, a period of industry consolidation. Furthermore, management believes that the Company is well positioned to continue to identify and capitalize on certain segments of the foodservice industry that are growing at a faster rate than the foodservice industry overall.

  The Company believes restaurants and other foodservice providers are seeking to outsource more of the "back-of-the-house" food preparation process in order to reduce preparation costs and to ensure product safety, quality and consistency. Management believes the growth in the foodservice industry, combined with the trend of outsourcing food preparation, will enhance the growth of value added food processors.


  The Beef Industry. Beef is the most consumed protein in the United States on the basis of boneless, per capita consumption. Although per capita beef consumption in the United States declined through the late 1980s as consumers became more concerned about the level of fat in their diet, the beef industry has taken steps to maintain beef as the nation's number one protein. Beef is now leaner than ever, with the average cut of beef 27% leaner than in 1985, due to closer trimming of fat, new leaner cuts of beef and the use of leaner cattle.

  According to the Beef Industry Council, within the foodservice industry, beef consumption increased from 6.22 billion beef servings in commercial restaurants in 1991 to 6.68 billion servings in 1994, a 7.4% increase. Furthermore, according to NPD/CREST, ground beef represents 79% of all beef served away from home. Fueled by high value "combo" meals in the fast food segment, ground beef sales in the restaurant industry grew by 3% in 1995.

  A number of national associations conduct research on consumer preferences for beef, run programs to promote the consumption of beef and conduct research on improvement of the beef product. These associations, which provide valuable category promotion, include The National Cattlemen's Association, The Beef Industry Council and the National Livestock and Meat Board.


  Value Added Beef Processors. Value added beef processors such as the Company purchase fresh and frozen beef and process it into a broad range of fully cooked and ready to cook products sold primarily to the foodservice industry, including fast food and family dining restaurants, wholesale clubs, healthcare providers, schools and corporations. The Company believes that foodservice operators' priorities are quality, product consistency, food safety, ease of preparation and price and that its products satisfy these priorities.


PRODUCT CATEGORIES

  The Company manufactures and markets an extensive variety of IQF, fully cooked and ready to cook beef, pork and poultry products. The Company's products are marketed under the nationally recognized Quik-to-Fix and Gorges brand names as well as the private labels of leading national foodservice distributors.

  Value Added Products. The Company's breaded beef products are sold primarily under the Quik-to-Fix brand. The flagship product of the Quik-to-Fix brand is country fried steak. The primary customers for breaded beef products are commercial foodservice operators, including Shoney's, Cracker Barrel, Chili's, Steak and Ale and Marriott Corporation.

  Charbroiled beef products are the flagship items of the Gorges brand. Under the Gorges brand, the Company offers an extensive variety of fully cooked charbroiled beef products, including charbroiled steak burgers, meatballs, meatloaf, taco meat and chili. Customers for charbroiled beef products include a wide variety of commercial users such as Ryan's, Golden Corral and Marriott Corporation, along with non-commercial users such as hospitals, schools and corporations. Growth in charbroiled beef products has been driven by customers' desire to minimize preparation time and concerns about the food safety issues surrounding the handling of raw beef products. The USDA Commodity Reprocessing Program for schools has also played an important role in the growth of these products, as it allows the Company to couple the processing of federally donated commodity products with the sale of other value added products, thereby increasing penetration in the important school foodservice program segment.

  Other value added products include a wide variety of fully cooked and ready to cook items such as charbroiled beef strips, pork sausage, beef luncheon steaks, cubed steaks, pre-cooked rib patties, meatloaf, stew beef and breaded turkey products. In March 1996, Quik-to-Fix Beef Steak Slices were introduced for use in Philly steak sandwiches, stir-fry and other sliced steak dishes. Customers for these specialty items include Tyson, Stouffer's, Steak and Ale, McLane, and Subway.

  Value added products accounted for $147.3 million (71.9%), $149.6 million (66.7%), and $154.1 million (56.8%) of sales (excluding frozen portion steak sales) in fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

  Ground Beef. The Company serves the ground beef market principally through the sale of IQF patties. The ground beef market is very competitive and is served by a large number of national and regional suppliers. The Company's quality standards allow the Company to position its ground beef products as safer, healthier and more consistent. Ground beef customers include Sonic, Harker's, and Sysco.

  Ground beef accounted for $57.4 million (28.1%), $74.7 million (33.3%), and $117.1 million (43.2%) of sales (excluding frozen portion steak sales) in 12 month fiscal 1997, fiscal 1996, and fiscal 1995, respectively.

GROWTH STRATEGY

  The Company's business was acquired from Tyson on November 25, 1996. Prior to the Acquisition, Tyson's management modified its strategy of providing a full range of center of the plate meat proteins in addition to chicken. Accordingly Tyson returned its focus to its core poultry business, as evidenced by its adoption of the "We're Chicken" campaign in early 1996.

  The Company's principal business objective is to build its higher margin value added business. Value added products address many of the concerns within the foodservice industry, including cost reduction, food safety and product quality and consistency. The Company also intends to utilize its ground beef manufacturing capabilities to target higher volume multi-unit accounts, especially where opportunities exist to cross-sell its higher margin value added products. Management believes that by operating as an integrated, stand alone enterprise, the Company will be better able to capitalize on its strengths and industry trends, including the following.

  . Favorable Trends in the Foodservice Industry. Purchases of food prepared away from home have grown consistently for over forty years and currently represent approximately 45% of total food purchases. Demand has risen due to various demographic changes, including increases in personal disposable income, the increasing number of single-parent households and the rising number of dual income families.

  . The Company believes that there is also an increasing trend within the foodservice industry toward outsourcing more of the food preparation process to reduce preparation costs and to ensure product safety, quality and consistency. The Company addresses these outsourcing needs by producing products that are precooked or ready to cook (e.g. breaded, portioned and seasoned) and require little "back-of-the-house" preparation.

  . Strong Brand Names. The Gorges and Quik-to-Fix brands have been established for over 50 and 30 years, respectively. The Company believes its charbroiled beef and country fried steak customers associate the Gorges and Quik-to-Fix brand names with products that are high quality, safe and reasonably priced. The Company intends to capitalize on this brand recognition to increase the market penetration of its breaded beef and charbroiled beef products and to promote additional products under the Gorges and Quik-to-Fix brand names.

  . Focused Sales and Marketing Team. The Company's sales and marketing team consists of 14 experienced professionals, most of whom worked with Gorges, Inc., Harker's or Quik-to-Fix, Inc. prior to their acquisition by Tyson. Until May 1996, these sales professionals marketed substantially all of the Tyson product line. With volume based incentives, sales were dominated by high volume chicken products. The Company's sales force, now selling only the Company's product line, continues to be compensated based on sales volume and growth based incentive programs, all of which are tied to sales of the Company's predominantly beef based product lines.

  . Extensive Foodservice Broker Network. Management believes that the Company's extensive independent foodservice broker network, consisting of 64 brokers covering 49 states, is one of its most valuable assets. The brokers act as extensions of the Company's in-house sales force, providing sales and marketing support and an intensive sales effort focused on the major foodservice distributors in each of their respective regions.

  . Strong and Diverse Customer Base. The Company has a strong and diverse customer base, anchored by 48 of the 50 largest broadline foodservice distributors. The Company's products are purchased by 28 of the 50 largest multi-unit restaurant chains in the United States, including Shoney's, Chili's, Ponderosa and Cracker Barrel, as well as by institutional customers such as Marriott Corporation and school districts through the USDA Commodity Reprocessing Program. The Company's products are also purchased by wholesale club stores.

  . Modern Facilities with Excess Capacity. The Company operates four modern facilities using state-of-the-art equipment with capacity that will allow significant volume increases without major additional capital expenditures. Until recently, several plants had duplicative capabilities, creating production inefficiencies. During late fiscal 1995 and the first half of fiscal 1996, Tyson reconfigured the facilities, significantly enhancing the operating efficiency of the facilities, increasing capacity and reducing the Company's overall labor expenditures.

  . Experienced and Focused Management Team. Prior to the Acquisition, the Company's four plants operated primarily as independent facilities rather than as an integrated unit. Furthermore, strategic decisions were made by corporate level managers whose principal focus was on Tyson's core poultry business. The Company is now operated by a team of managers almost all of whom have spent the majority of their careers in the beef processing industry. Most members of the management team were employed by Gorges, Inc., Quik-to-Fix, Inc. or Harker's prior to their acquisition by Tyson. The management team has developed valuable industry relationships and has extensive experience in key aspects of the Company's operations, including procurement, production, sales and marketing, research and development and distribution.


SALES AND MARKETING

 Sales and Marketing Team

  The Company's sales and marketing team consists of 14 experienced professionals, most of whom worked with Gorges, Inc., Harker's or Quik-to-Fix, Inc. prior to their respective acquisitions by Tyson. Until May 1996, these sales professionals marketed substantially all of the Tyson product line. With volume based incentives, sales were dominated by high volume chicken products. The Company's sales force, now selling only the Company's product lines, continues to be compensated based on sales volume and growth based incentive programs, all of which are tied to sales of the Company's predominantly beef based product lines.


 Foodservice Broker Network

  Management believes that the Company's extensive independent foodservice broker network consisting of 64 brokers covering 49 states, is one of its most valuable assets. The brokers act as extensions of the Company's in-house sales force, providing sales and marketing support and an intensive sales effort focused on the major foodservice distributors in each of their respective regions. Most brokers sell a wide variety of products produced by other manufacturers. However, the brokers generally do not carry products that compete directly with those produced by the Company. The brokers are compensated on a commission basis and do not take title to the Company's products.

  The brokers perform the following functions: (i) sell the Company's products to foodservice distributors; (ii) provide administrative support for the Company and its foodservice distributors; and (iii) sell the Company's products to foodservice operators through product presentations, participation in broadline foodservice distributor food shows, training seminars for key foodservice operators, training seminars for distributor sales representatives and introduction and execution of new product rollout and promotional activities.


CUSTOMERS AND END USERS

 Overview

  Commercial and non-commercial foodservice operators are the primary end users of the Company's products. Commercial foodservice operators include fast food and family dining restaurants, multi-unit national chain accounts, regional chain accounts and wholesale clubs. Non-commercial foodservice operators include hospitals, corporations and schools (including through the USDA Commodity

Reprocessing Program). The Company's sales force, in conjunction with the Company's independent foodservice brokers, markets the Company's products to broadline and specialty distributors, multi-unit chains and wholesale clubs. The majority of sales to foodservice distributors are effected through the Company's independent broker network. Foodservice distributors are the principal suppliers of the Company's products to the end users.

  During fiscal 1997, Sysco, Sam's Club and Harker's accounted for 16.6%, 5.9% and 12.8% of gross sales, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance."

 Foodservice Distributors

  Broadline foodservice distributors distribute a full line of dry, refrigerated and frozen food products to commercial and non-commercial foodservice operators. A majority of the Company's sales are made to broadline and specialty foodservice distributors which resell the Company's products to end users under the Gorges and Quik-to-Fix brand names or under the distributor's private label using items produced and packaged for the distributor. The Company has established strong relationships with 48 of the top 50 broadline foodservice distributors in the United States, including Sysco, JP Foodservice (formerly JP Foodservice, US Foodservice and Rykoff-Sexton), Alliant Foodservice, Inc. and PYA/Monarch, Inc.

  End Users. The four primary end users of the Company's products are: (i) independent commercial foodservice operators, including fast food, family dining and fine dining restaurants, snack bars and caterers, most of which purchase their products through broadline foodservice distributors; (ii) national accounts, concentrated in the rapidly growing fast food and family dining category, which generally have centralized buying organizations served by either broadline or specialty foodservice distributors; (iii) wholesale clubs such as Sam's Club and Price/Cost Co.; and (iv) non-commercial foodservice operators, including corporate cafeterias and health care and educational institutions, most of which purchase their products primarily through broadline foodservice distributors.

  USDA Commodity Reprocessing. The Company participates in the USDA Commodity Reprocessing Program. Under this federal program, the Company takes USDA-donated commodity beef and further processes it for schools. The Company charges a fee for processing the beef into value-added further processed products such as charbroiled beef patties and fully cooked breaded beef patties. The program has complex administrative requirements with which the Company has significant experience. These complex administrative requirements make it difficult for competitors to enter the business on a casual basis. The majority of demand for products under the program arises each spring and fall; however, the frozen nature of the product allows production to be scheduled throughout the year to keep plant utilization high. Despite this segments continued growth as a percent of the Company's sales, the Company has historically derived less than 10% of its revenues from the USDA Commodity Reprocessing Program.


DISTRIBUTION

  The Company is one of the few value added beef processors that distributes its products nationally. Prior to the Acquisition, all of the Company's products were shipped frozen to customers, to public warehouses for distribution or to a Tyson warehouse for distribution with other Tyson products. Historically, two thirds of the Company's shipping requirements have been met by independent shippers and trucking lines with the remainder being shipped in Tyson-owned trucks with charges to the Company at market rates. Between 1994 and the Acquisition Closing, Tyson required the Business to stock inventory at four separate warehouses to accommodate Tyson's poultry shipping needs, thereby resulting in higher inventory levels. Beginning June 1, 1997, the Company established a distribution network using its own warehouses and two primary public warehouses. Substantially all of the Company's products are shipped by
common and contract carriers.   Management believes that this network will allow
the Company to maintain its national distribution capability.

SUPPLIERS

  The three major components of the Company's products are (i) meat proteins;
(ii) batter, breading, spices and other ingredients; and (iii) packaging material.

  The Company has long standing relationships with numerous major beef suppliers and operates a centralized procurement group which is responsible for sourcing beef for all of its facilities. Approximately 70% of the Company's beef needs are obtained from three major suppliers: IBP; Montfort (ConAgra); and Excel (Cargill). The Company's pork and poultry needs also are sourced primarily from these major suppliers, as well as Tyson Foods and John Morrell. Although the supply of meat proteins is concentrated, it is a commodity market and supplies at USDA standards are readily available from a variety of sources. The Company typically purchases raw materials from its suppliers using short-term purchase orders. The Company does not speculate in the markets for its raw materials and generally does not enter into long-term contractual arrangements with its suppliers. As a matter of policy, the Company performs its own quality assurance testing of its raw materials; however, the Company does require pre-testing by its suppliers of raw materials to be used in its IQF raw ground beef products.

  Batters, breading, spices and other ingredients, once specified, are purchased at the plant level, typically from regional suppliers.

  Virtually all packaging material requirements for the Company's products, which consist of corrugated boxes, plastic bags and labels, are acquired on a local basis for each of the plants.


RESEARCH AND DEVELOPMENT

  Over the past three years, the Company has introduced a variety of new products or product extensions, including the Pub Burger, Beef TastyRib, charbroiled meatballs, cooked taco meat, breakfast country fried steaks, beef steak slices, Quik-to-Fix homestyle country fried steaks, breaded turkey and cooked babyback ribs. Research and development activities for the Business had historically been carried out at centralized Tyson facilities in Arkansas, and these facilities were available for use by the Company for up to twelve months after the Acquisition Closing. The Company's Garland, Texas facility has space which was specifically designed and used for conducting food related research and development prior to its acquisition by Tyson. The majority of research and development is now being performed at this space. The Company currently employs five research and development professionals dedicated to product development, headed by a team leader with a BS in Biochemistry and Food Science and Masters degrees in Biochemistry and Business Administration. The Company's research and development team works closely with the sales force to respond to changing customer needs.


ENVIRONMENTAL MATTERS

  The operations of the Company and the ownership of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations. The Company believes it is currently in material compliance with all known material and applicable environmental regulations and currently does not expect to make material capital expenditures with respect to environmental control facilities during fiscal 1998. The Company did not assume any liabilities for environmental matters relating to the operation of the Business prior to the Acquisition Closing. In the future, the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and may be required to make capital expenditures to comply with environmental laws.

  Prior to the Acquisition, Tyson incurred monthly surcharges of approximately $40,000 to the city of Garland, Texas as a result of effluent wastewater discharges from the Garland, Texas facility. Tyson elected to pay the monthly surcharges rather than modify the facility to allow its operation without incurring such surcharges. Since the Acquisition, the Company has continued to incur the monthly surcharges and the Company currently does not intend to modify the facility to allow its operation without incurring such surcharges. The amount of the surcharge is calculated based on the amount of effluent discharge and the total amount of water used by the Garland, Texas plant. Management does not believe that the incurrence of the aforementioned surcharges will have a material adverse effect on the Company's business, results of operations and debt service capabilities. There can be no assurance, however, that such surcharges will not be increased or that the Company will not be required to modify its operations, which may result in significant expenses or material capital expenditures.

GOVERNMENTAL REGULATION

  The Company is subject to federal, state and local health laws and regulations that establish standards for the manufacture, storage, labeling and transport of foodstuffs. The USDA is the regulatory body which is primarily responsible for oversight of the Company's operations. Beef, pork and poultry inspection is mandatory, under the jurisdiction of the Food Safety and Inspection Service (a division of the USDA), for meat that is transported across state lines or is otherwise placed in interstate commerce. Tyson has made, and the Company may be required to make, capital expenditures in response to changing compliance standards and production, storage, and transportation technology.

  Recently, several of the Company's competitors allegedly have been responsible for the distribution and sale of beef products contaminated with the e-coli virus. Although the Company has taken measures to ensure that its products are not contaminated with such virus, there can be no assurance that such contamination will not occur or that, in the absence of such contamination, the Company's results of operations, financial condition and debt service capabilities will not be adversely affected by negative publicity about the Company's industry. In addition, such publicity or other factors may result in increased government regulation of the Company's business and there can be no assurance that such regulation will not adversely affect the Company's results of operations, financial condition, and debt service capabilities.

  The Company operates a USDA-approved Total Quality Control program at each facility. The Company's programs assure that the Company's products are manufactured under conditions that meet or exceed all applicable government standards. Such programs are monitored by federal inspectors and include: (i) inspection of meat at various stages of processing; (ii) temperature monitoring for both fresh and cooked meat; (iii) review of packaging and labels used for fresh and processed meat; and (iv) controlling and monitoring the use of additives.

  As a participant in the USDA Commodity Reprocessing Program for schools, the Company must adhere to certain rules, regulations and guidelines. Such rules, regulations and guidelines include financial surety bonding in the state of operation, product inspection and grading and certain reporting requirements. Should the Company fail to remain in compliance with such rules, regulations and guidelines, it could be excluded from the USDA Commodity Reprocessing Program which could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement of health standards and inspection of the facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of violative products, cease and desist orders, injunctions and/or monetary penalties. Management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

PATENTS AND TRADEMARKS

  The Company utilizes a number of U.S. trademarks, the most important of which are Gorges/(R)/ and Quik-to-Fix/(R)/. Certain of the Company's products are marketed under additional trademarks, such as Crispntender/(R)/, Tenderbroil/(R)/ and TastyRib/(R)/. Although the Company's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Gorges or Quik-to-Fix trademarks, would not have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  The above referenced trademarks, service marks and trade names used by the Company are the property of the Company. In addition, the Company uses other trademarks under co-pack arrangements for various customers. Various trademarks, service marks and trade names used under such co-pack arrangements or to which reference is made in this report are the property of owners other than the Company. Such owners have all applicable rights with respect to their respective trademarks, service marks and trade names.


COMPETITION

  The value added beef processing industry is highly competitive, with a large number of competitors offering similar products. The Company's most significant competitors in its primary markets are Advance Meats, King's Command, Penthouse Meats, Hudson Specialty Foods, Travis Meats and Zartic. In addition, certain of the Company's suppliers, such as Cargill, IBP and ConAgra, produce ground beef products that compete directly with certain of the Company's products. The Company seeks to successfully compete with these suppliers by providing a diversity of product offerings and custom order packaging to meet its customers' needs. However, there can be no assurance that such suppliers will not expand their presence in the value added beef processing industry in the future. These suppliers and Hudson Specialty Foods are larger and have greater resources than the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants.


EMPLOYEES

  The Company employs approximately 1,000 people. Currently, approximately 200 employees of a total of 253 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company at the time of the Acquisition Closing. The Company was not obligated to enter into the collective bargaining agreement agreed upon by Tyson and the Union or to continue to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so.


ITEM 2.  PROPERTIES.

  The Company's properties consist of the following manufacturing facilities:

--------------------------------------------------------------------------------
       LOCATION                 PRODUCT CATEGORY       SQUARE FOOTAGE
       --------                 ----------------       --------------
--------------------------------------------------------------------------------
   Garland, Texas             Value added products          122,166
--------------------------------------------------------------------------------
   Harlingen, Texas           Value added products          111,412
--------------------------------------------------------------------------------
   Orange City, Iowa               Ground beef              135,600
                            and value added products
--------------------------------------------------------------------------------
   Sioux Center, Iowa         Value added products           72,211
--------------------------------------------------------------------------------

  All of the manufacturing facilities are owned by the Company. The Company's principal executive offices are located at 9441 LBJ Freeway, Suite 214, Dallas, Texas 75243.


ITEM 3.  LEGAL PROCEEDINGS.

  The Company did not assume any litigation relating to the Business that was pending as of the Acquisition Closing. Tyson agreed to indemnify the Company with respect to any litigation that may arise in the future to the extent such litigation relates to the conduct of the Business prior to the Acquisition Closing. The Company is not a party to nor are any of its properties subject to any lawsuit or proceeding which, in the opinion of management of the Company, is likely, individually or in the aggregate, to have a material adverse effect on the Company.

  The Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters to a vote of security holders during the year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is not publicly traded. The Company is a wholly owned subsidiary of GHC, which, in turn, is substantially owned by CGW. GHC has no business other than holding the stock of the Company, which is the sole source of GHC's financial resources. GHC is controlled by CGW, which beneficially owns shares representing 54.8% of the voting interest in GHC, (46.3% on a fully diluted basis) and has the right to designate all of the directors of GHC. Accordingly, CGW, through its control of GHC, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

  At the Acquisition Closing, CGW, NationsBanc Investment Corp. ("NBIC"), Mellon Bank, N.A., as trustee of First Plaza Group Trust, a General Motors pension plan ("FPGT") and Messrs. Culwell, Mitchell, Powers, Collins and Aviles (each a "Senior Manager" and, collectively, the "Senior Managers"), ("Stockholders") entered into a Securities Purchase and Stockholders Agreement (the "Securities Purchase and Stockholders Agreement") with regard to GHC. Subsequent to the Acquisition Closing, Mr. Letier became a party to the Securities Purchase and Stockholders' Agreement (Mr. Letier shall hereinafter be included in the definitions of Stockholder Senior Manager). All future purchasers of GHC common stock will be required to enter into the Securities Purchase and Stockholders Agreement. The Securities Purchase and Stockholders Agreement contains provisions concerning the governance of GHC and the Company, restrictions on the transferability of the securities of GHC and the Company and registration rights for the securities of GHC held by the Stockholders.

  The governance provisions of the Securities Purchase and Stockholders Agreement provide that the Board of Directors of GHC will consist of up to five members all of whom shall be designated by CGW, and that the Board of Directors of the Company shall be comprised of the directors of GHC. The Securities Purchase and Stockholders Agreement requires holders of voting securities of GHC to vote their shares in favor of such designees of CGW for election as directors of GHC. The Securities Purchase and Stockholders Agreement also grants to each of NBIC and FPGT the right, except in certain circumstances, to have a representative in attendance at all meetings of the Board of Directors of GHC or the Company.

  The Securities Purchase and Stockholders Agreement grants to the stockholder parties thereto pre-emptive rights, exercisable pro rata in accordance with their respective ownership of common stock of GHC, to purchase shares of common stock or other equity securities of GHC (other than shares of common stock issued upon exercise of options, rights, awards or grants pursuant to the Plan and common stock issued in exchange for common stock of another class), and further provides for certain co-sale rights and obligations in the event CGW elects to sell all or a portion of its shares of GHC's common stock. Additionally, GHC has a right of first refusal in connection with any proposed sale by NBIC, FPGT or any Senior Manager of its or his investment in GHC.

  The Securities Purchase and Stockholders Agreement provides that if a Senior Manager's employment is terminated for any reason other than for cause, GHC will have the right to repurchase any shares owned by such Senior Manager at the greater of cost or fair value. If a Senior Manager's employment is terminated for cause, GHC will have the right to repurchase any shares owned by such Senior Manager at the lesser of fair value or cost. Such right is exercisable within 180 days following such termination of employment of the Senior Manager. Fair value of the repurchased shares shall be determined by agreement between GHC and the Senior Manager whose shares are being repurchased or, failing such agreement, by an independent investment banking firm.

  If GHC is unable to exercise either its right of first refusal or right to repurchase shares of common stock from a Senior Manager whose employment is terminated, it may assign such right to the other Stockholders who are parties to the Securities Purchase and Stockholders Agreement (other than the Stockholder whose shares are subject to such rights), who may exercise such rights in accordance with their respective ownership of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following table presents (i) selected historical financial information of the Company and the Predecessor, as of the dates and for the periods indicated, and (ii) summary proforma financial information of the Company, as of the date and for the period indicated, adjusted for the completion of the Acquisition. The historical financial information for the three hundred and six day period ended September 27, 1997 has been derived from the Company's financial statements, which have been audited by Ernst & Young LLP. The historical information for each of the three years in the period ended September 28, 1996 and the fifty-eight days ended November 25, 1996 has been derived from the Predecessor's financial statements, which have been audited by Ernst & Young LLP. The historical financial information for the one year period ended October 2, 1993 has been derived from unaudited financial statements of the Predecessor and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for these periods. The summary proforma information does not purport to represent what the Company's results of operations would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The summary financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this annual report.

                                        Predecessor                                                 Company
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  September 29,| November 26,   September 29,
                                                                                    1996 to    |   1996 to        1996 to
                            October 2,  October 1,  September 30,  September 28,  November 25, | September 27,  September 27,
                              1993        1994         1995           1996           1996      |    1997            1997
                                                  (In thousands)                   (58 days)   | (306 days)      (Proforma)
                                                                                               |
Statement of                                                                                   |
 operations data:                                                                              |
Revenues                     $294,468    $331,969     $304,474      $232,761       $31,966     |  $172,738         $204,704
Costs and expenses,                                                                            |
 excluding Amortization       277,398     312,480      283,337       215,973        30,070     |   158,794          189,649
Amortization                    1,239       1,528        1,624         1,624           250     |     2,706            3,057
                             ----------------------------------------------------------------------------------------------
Operating income (loss)        15,831      17,961       19,513        15,164         1,646     |    11,238           12,098
Interest expense                    0           0            0             0             0     |    13,709           16,398
Other expenses (income)             0           4          678           796             0     |        11               11
Income Tax                      6,649       7,508        7,931         6,205           731     |         0                0
                             ----------------------------------------------------------------------------------------------
Net income (loss)            $  9,182    $ 10,449     $ 10,904      $  8,163       $   915     |  $ (2,482)        $ (4,311)
                             ==============================================================================================
Balance sheet                                                                                  |
 data (at period end):                                                                         |
Total assets                                                                                   |  $211,261         $211,261
Total debt                                                                                     |   149,500          149,500
Total equity (deficit)                                                                         |    43,103           43,103
                                                                                               |
Other data:                                                                                    |
EBITDA                         24,909      28,579       29,877        24,080         2,238     |    21,291           24,768
                                                                                               |
Cash provided by                                                                               |
 operating activities               -      16,724       21,107        15,895           962     |     3,117              N/A
Cash provided by (used                                                                         |
 for) investing activities          -     (39,773)       2,510          (609)         (141)    |  (187,944)             N/A
Cash provided by (used                                                                         |
 for) financing activities          -      23,075      (23,637)      (15,286)         (821)    |   184,827              N/A
Capital expenditures            3,300       6,580        2,792           735           141     |     3,691            3,832


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  In the Acquisition, the Company acquired the Business from Tyson. Prior to the Acquisition, (i) Gorges/Quik-to-Fix Foods, Inc. had no significant assets or liabilities and had not conducted any business, other than in connection with the Acquisition and the related financings (the "Transactions"), and (ii) the Business was not operated by Tyson as a distinct legal entity.

  The following discussion should be read in conjunction with the Audited Financial Statements and the Notes thereto, and the Unaudited Pro Forma Financial Statements and the Notes thereto of the Company, included elsewhere in this Document.

RESULTS OF OPERATIONS

  The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1997," "fiscal 1996," and "fiscal 1995" refer to the twelve month periods ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively. Discussion of the results of operations for the Company as they relate to fiscal 1997 are made in reference to the pro forma Statement of Income, which represents an adjusted combination of the two stub periods, one of the Predecessor prior to the consummation of the Acquisition, and one of the Company following the consummation of the Acquisition, which together completes coverage of the time of the 52 week period ended September 27, 1997.

COMPARISON OF THE YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995

  The following tables set forth, for the fiscal periods indicated, (i) sales and categories of expenses in dollars and as a percentage of sales and (ii) production volumes.

                                                         FISCAL YEAR ENDED
                                            ------------------------------------------
                                 SEPTEMBER 30,           SEPTEMBER 28,               SEPTEMBER 27,
                                    1995                    1996                        1997
                                                 HISTORICAL                            PROFORMA
                           -----------------------------------------------             --------
                                          (DOLLARS AND POUNDS IN THOUSANDS)
SALES                      $304,474       100.0%       $232,761     100.0%       $204,704       100.0%
COST OF GOODS SOLD          250,787        82.4         189,559      81.4         166,696        81.4
                           --------------------------------------------------------------------------
GROSS PROFIT                 53,687        17.6          43,202      18.6          38,008        18.6
OPERATING EXPENSES           34,174        11.2          28,038      12.1          25,910        12.7
                           --------------------------------------------------------------------------
OPERATING INCOME             19,513         6.4          15,164       6.5          12,098         5.9
OTHER EXPENSES                  678         0.2             796       0.3          16,409         8.0
                           --------------------------------------------------------------------------
EARNINGS BEFORE              18,835         6.2          14,368       6.2          (4,311)       -2.1
 TAXES ON INCOME
PROVISION FOR                 7,931         2.6           6,205       2.7               0           0
 INCOME TAXES
                           --------------------------------------------------------------------------
NET INCOME                 $ 10,904         3.6%       $  8,163       3.5%       $ (4,311)       -2.1%
                           ==========================================================================
VOLUME (IN POUNDS)          215,289                     173,821                   154,628



  The Company has experienced an overall decrease in net sales during the past three years primarily due to reduced sales volumes, and to a lesser extent, decreases in average selling prices. The decreases in average selling prices are primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. The lower sales volumes are principally attributable to reduced sales of ground beef, primarily related to the completion of a temporary contract with a national fast food chain, and lower volumes for frozen portion steaks, a business which the Company discontinued in fiscal 1996. Sales volumes for the Company's value added products have generally increased during the two year period due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts.

  Gross profit declined in fiscal 1997 relative to fiscal 1996, and declined in fiscal 1996 relative to fiscal 1995. The decline in gross profit is attributable primarily to the lower sales volumes described above. However, as a percentage of sales, gross profits improved from 17.6% in fiscal 1995 to 18.6% in fiscal 1996 and remained at 18.6% in fiscal 1997. The improvement in gross profit as a percentage of sales is attributable to the declines in the raw materials costs and changes in product mix, with the Company's sales of lower margin ground beef and portion steaks decreasing. The increase in gross profit as a percentage of sales was partially offset by several factors, including inefficiencies and costs related to the Reconfiguration (as hereinafter defined) and losses incurred in disposing of portion steak inventory in connection with the discontinuation of that product.

  In late fiscal 1995 and the first half of fiscal 1996, the Company relocated the production lines for several products in order to take advantage of lower labor costs and to segregate production between cooked and uncooked products to assure high standards for food safety preparation (the "Reconfiguration"). The Company had significant problems related to the Reconfiguration, including product quality and order fulfillment issues. The Company estimates that non-recurring costs totaling approximately $4.3 million were incurred in connection with the Reconfiguration, which adversely affected gross profit and operating income in fiscal 1996.

  The Company decided to exit the frozen portion steak business in March 1996 due to increased consumer preference for fresh cut steaks resulting in a decrease in sales of $24.7 million in fiscal 1996 and no sales in fiscal 1997. This change in the marketplace had resulted in a steady deterioration in the Company's sales volumes for frozen portion steaks. Subsequent to the decision to exit this business, the Company was forced to sell inventory at significant discounts, with this product generating negative gross profit of approximately $1.1 million and an operating loss of approximately $1.5 million in fiscal 1996. The portion steak business had operating income of approximately $1.0 million in fiscal 1995 and approximately $3.7 million in fiscal 1994.

  The Company's operating income increased in fiscal 1995 due primarily to the positive impact of the lower raw material prices. In fiscal 1996, operating income decreased approximately 22% from fiscal 1995 due primarily to lower gross profit partially offset by a reduction in indirect selling expenses and general and administrative expenses allocated by Tyson. In fiscal 1997, operating income decreased approximately 20% primarily due to decreased gross profit, but as a percent of sales, operating income decreased half a percent over 1996 caused by increased operating expenses.

 Sales

  The following table outlines sales by product category for fiscal 1995, fiscal 1996 and fiscal 1997.

                                                    FISCAL YEAR ENDED
                                             -------------------------------
                           SEPTEMBER 30, 1995    SEPTEMBER 28, 1996      SEPTEMBER 27, 1997
                           ------------------   -------------------      ------------------
                                            HISTORICAL                       PROFORMA
                           ----------------------------------------          --------
                             (DOLLARS AND POUNDS IN THOUSANDS, EXCEPT PER POUND AMOUNTS)
DOLLARS
Value added products....        $154,124              $149,564                $147,260
Ground beef.............         117,118                74,670                  57,444
Frozen portion steaks...          33,232                 8,527                       -
                                --------              --------                --------
                                $304,474              $232,761                $204,704
                                ========              ========                ========
VOLUMES (IN POUNDS)
Value added products....          95,113                93,631                  92,065
Ground beef.............         111,429                77,604                  62,563
Frozen portion steaks...           8,747                 2,586                       -
                                --------              --------                --------
                                 215,289               173,821                 154,628
                                ========              ========                ========
SALES PER POUND
Value added products....        $   1.62              $   1.60                $   1.60
Ground beef.............            1.05                  0.96                     .92
Frozen portion steaks...            3.80                  3.30                       -
                                --------              --------                --------
Overall average.........        $   1.41              $   1.34                $   1.32
                                ========              ========                ========

  Value Added Products. Sales of value added products decreased approximately 1.5% in fiscal 1997 after decreasing approximately 3% in fiscal 1996. The decrease in fiscal 1997 and 1996 was due to a slight decrease in both sales volumes and selling prices. Sales volumes decreased due to the loss of some business with national account customers and the elimination of certain less profitable products, partially offset by sales of newly introduced products. Additionally, fiscal 1997 sales were adversely affected by the announcement that Tyson would no longer own the Business and 1996 sales were adversely affected by order fulfillment and quality problems resulting from the Reconfiguration. Selling prices for value added products were slightly lower in both fiscal 1997 and fiscal 1996 primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat. Additionally, with the acquisition of Gorges, Inc. the Company entered the commodity reprocessing market whereby the Company receives meat from the federal government which is then processed and sold on a fee for service basis to school districts. The Company does not purchase the meat used in commodity reprocessing and only charges the school system customers for the conversion costs, plus related margin, incurred during the reprocessing.

  Ground Beef. Ground beef sales decreased 23% in fiscal 1997 versus fiscal 1996 and 36% in fiscal 1996 versus fiscal 1995 due to decreases in sales volumes and average selling prices. A major reason for the decrease in sales volumes in fiscal 1996 was caused by a decrease in ground beef sales to a national club store. Sales to the national club store declined in 1997 due to the customer's decision to increase its purchases from one of the Company's competitors. Average selling prices per pound decreased in fiscal 1997 and fiscal 1996 primarily due to the decreases in raw material costs. The Company's ground beef contracts with its national account customers are generally based on the market price of the raw materials used in manufacturing the product and, therefore, changes in the costs of raw materials are generally passed along to customers.

  Frozen Portion Steaks. Frozen portion steaks were discontinued in the first quarter of fiscal 1996 due to poor sales and profits.

 Gross Profit

  As a percentage of sales, gross profit remained relatively constant for all three years at approximately 18.6% in 1997 and 1996 and 17.6% in 1995. The decrease in gross profit dollars in fiscal 1997 was due primarily to the decrease in sales volumes and non-recurring costs incurred in connection with the implementation of new operating and information systems, and the establishment of new corporate offices and research and development facilities.

  Gross profit decreased in fiscal 1997 and 1996 due primarily to lower sales volumes. Lower selling prices were effectively offset by the lower costs of raw materials in fiscal 1995. Gross profit as a percentage of sales increased to 18.6% in 1996 and remained at 18.6% in 1997. These improvements were generally attributable to a reduction in the average cost of ground beef sold of approximately $0.10 per pound. This decrease was due primarily to lower costs for 90% lean beef trimmings.

 Operating Expenses

  The following table shows the components of the Company's operating expenses for fiscal 1995, fiscal 1996, and fiscal 1997.

                                                           FISCAL YEAR ENDED
                                     ---------------------------------------------------------------
                                     SEPTEMBER 30, 1995     SEPTEMBER 28,1996     SEPTEMBER 27, 1997
                                                    HISTORICAL                        PROFORMA
                                     ---------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
Selling, general and
 administrative..................            31,514               26,414                22,853
Amortization.....................             1,624                1,624                 3,057
Plant relocation.................             1,036                   --                    --
                                            -------              -------               -------
                                            $34,174              $28,038               $25,910
                                            =======              =======               =======

  Total selling, general and administrative expenses decreased approximately 14% in fiscal 1997 from 1996 and decreased approximately 16% in fiscal 1996, even though sales volumes and dollars decreased in both periods. As a result, selling, general and administrative expenses as a percentage of sales and on a per pound basis decreased in 1997. The decrease in these costs as a percentage of sales and on a per pound basis in both years is due, in part, to decreases in sales of ground beef which has lower selling expenses. Additionally, in fiscal 1996 the Company experienced increases in freight and freezer expenses due to increased usage of more expensive third party outside freezer storage space as a result of the Reconfiguration of the Garland plant; higher inventory levels as a result of reduced sales volumes and opportunistic purchases of raw materials; and the added costs of servicing a national account customer. Additionally, brokerage costs were higher due to increases in the brokerage rates on certain products. Total market development expenses, which include direct payments and discounts to customers made to promote products, were down approximately 13% in fiscal 1996. Market development expenses are relatively discretionary in nature and do not directly correlate with sales volumes or dollars. The decrease in market development expenses in fiscal 1996 is due to conscious decisions by management to reduce these items, partially offset by increased discounts offered to customers in connection with the sales of certain products manufactured during the period of the product line Reconfiguration.

  Amortization expense represents the amortization of the excess of the purchase price over the fair value of the assets related to the acquisitions. The increase in fiscal 1997 is due to the inclusion of a full year of amortization expense related to the Acquisition, which occurred November 25,1996.

  Plant relocation expenses relate to the closure of the LeMars, Iowa facility and relocation of the production line to other Company facilities.


 Other Expenses

  Other expenses are non-recurring items consisting of losses on the disposal of fixed assets.


 Provision for Income Taxes

  The Company's results of operations have historically been included in Tyson's consolidated federal income tax return. However, the provision prior to the Acquisition for income taxes for fiscal years 1995 and 1996 have been computed as though the Company had operated on a stand-alone basis. The Company's effective income tax rate was approximately 42%, 43% and 0% for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. The decrease in the tax rate for fiscal 1997 is due primarily to the net operating loss created by the Company for the period ended September 27, 1997 and the uncertainty regarding the realization of the net deferred tax asset.


LIQUIDITY AND CAPITAL RESOURCES

  As a result of the Transactions, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facilities, which totaled $49.5 million at September 27, 1997 ($37.5 million under the Term Loan Facility and $12.0 million under the Revolving Credit Facility), accrued interest at an average rate of 8.32% in the three hundred six day period ended September 27, 1997. Borrowings under the Notes totaled $100.0 million at September 27, 1997, and accrued interest at 11.5%.

  In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal year ended September 28, 1996 the Company spent $0.7 million on capital projects. For the three hundred six day period ended September 27, 1997, the Company spent $3.7 million on capital projects, primarily for the establishment of a corporate administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. The Company created an administrative structure to provide services some of which were provided by Tyson under the Transition Services

Agreement. In connection with the effort to establish an administrative structure the Company has hired additional personnel into its newly leased Dallas corporate office.

  The Company's primary sources of liquidity are cash flows from operations and borrowings under the Revolving Credit Facility. The Company had additional credit availability of $18.0 million under the Revolving Credit Facility at September 27, 1997. In the three hundred six day period ended September 27, 1997, net cash provided by financing activities of $184.8 million was used by investing activities of $187.9 million in connection with the Acquisition and normal capital expenditures. Also, the Company had cash provided by operating activities of $3.1 million, primarily in connection with the increases of working capital assets. In the fifty-eight day period ending November 25, 1996, net cash provided by operating activities of $1.0 million was used by investing activities of $0.1 million and financing activities of $0.8 million. At September 27, 1997, the Company had no cash and cash equivalents. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1998 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.

EFFECTS OF INFLATION

  Inflation has not had a significant effect on the operations of the Business. However, in the event of increases in inflation or commodity prices from recent levels, the Company could experience sudden and significant increases in beef costs. Over periods of 90 days or less, the Company may be unable to completely pass these price increases on to its customers. Management currently believes that over longer periods of time, it generally will be able to pass on price increases to its customers.

EFFECTS OF YEAR 2000 PROBLEMS

  While the Company is not aware of any material expenses or losses of revenue that it will incur as a result of so-called "Year 2000 problems" it is impossible to anticipate all of the ways in which such problems could arise and affect the Company's financial condition and results of operations. In addition to hardware and software problems that could arise within the Company's own computer systems, computer systems with which the Company's systems interface or other machinery, the Company could be affected by the Year 2000 problems of its suppliers, partners or customers, or of other parties upon whom the Company depends, as well. At this time the Company is unable to quantify the possible effect of Year 2000 problems on its financial condition or results of operations.


RECENT ACCOUNTING PRONOUNCEMENTS

  In addition, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information which are effective for financial statement periods beginning after December 15, 1997. As these statements require only additional disclosures, they will have no effect on the Company's financial position, results of operations or cash flows.


FACTORS AFFECTING FUTURE PERFORMANCE

  Significant Leverage and Debt Service. Upon consummation of the Transactions, the Company became highly leveraged. At September 27, 1997, the Company had total outstanding debt of $149.5 million. In addition, subject to the restrictions in the Indenture, the Company may incur additional indebtedness (including additional Senior Indebtedness) from time to time to finance acquisitions or capital expenditures or for other purposes. At September 27, 1997, the Company had outstanding borrowings of approximately $12.0 million and unused capacity of $18.0 million under the Revolving Credit Facility to finance working capital needs.

  The level of the Company's indebtedness could have important consequences to holders of the Notes, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development, acquisitions or other corporate purposes may be limited; (iii) the borrowings of the Company under the Credit Facilities accrue interest at variable rates, which could cause the Company to be vulnerable to increased interest expense in the event of higher interest rates; and (iv) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industry or economic conditions generally.

  The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under the Revolving Credit Facility or successor facilities. The Company anticipates that its operating cash flow and borrowings under the Revolving Credit Facility or successor facilities will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. In addition, the Company's ability to repay the principal amount of the Notes at maturity may depend on its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the Notes at maturity, if necessary, on satisfactory terms, if at all.

  Subordination of Notes. The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including borrowings under the Credit Facilities. In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company will be available to pay obligations on the Notes only after all Senior Indebtedness has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. In addition, under certain circumstances the Company will not be able to make payment of its obligations under the Notes in the event of a default under certain Senior Indebtedness. At September 27, 1997, the aggregate principle amount of Senior Indebtedness was $49.5 million, including outstanding borrowings of approximately $12.0 million under the Revolving Credit Facility.

  Decreases in Net Sales. The Company has experienced an overall decrease in net sales during fiscal 1995, fiscal 1996 and fiscal 1997. The decreases are primarily due to reduced sales volumes, and to a lesser extent, decreases in average selling prices. The decreases in average selling prices are primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. Overall, the lower sales volumes in the current periods are related to the uncertainties which surrounded the Company when Tyson announced its intent to sell the Business in early 1996. As a result of the uncertainties and the activity surrounding the acquisition the Company did not have the benefit of aggressively selling during the bid programs for the 1996-1997 fiscal school year, and also as a direct result of uncertainties related to the Transactions prior to their consummation, some national customers did not place larger contracts with the Company which it had garnered in prior years, primarily a large account which in the past has purchased a significant amount of ground beef from the Company. Also responsible for sales declines are the reduced sales of ground beef, primarily related to the completion of a temporary contract with a national fast food chain, and lower volumes for frozen portion steaks, a line of the business which the Company discontinued in fiscal 1996. Sales volumes for the Company's value added products have generally increased during the past two years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts. Management believes that the decrease in net sales during the past three years does not represent a continuing material trend. Management intends to pursue the strategies set forth under "Business--Growth Strategy." However, there can be no assurance that these strategies will be successful. Continued decreases in net sales could have a material adverse effect on the Company's business, results of operations and debt service capabilities. See "Business--Growth Strategy."

  Restrictions Imposed by Terms of the Company's Indebtedness. The Indenture restricts, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens to secure pari passu or subordinated indebtedness, engage in any sale and leaseback transactions, sell stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company, enter into certain transactions with affiliates, or incur indebtedness that is subordinate in right of payment to any Senior Indebtedness and senior in right of payment to the Notes. In addition, the Credit Facilities contain other and more restrictive covenants and prohibit the Company from prepaying other indebtedness (including the Notes). As a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

  The Credit Facilities also require the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Credit Facilities. Upon the occurrence of an event of default under the Credit Facilities, the lenders could elect to declare all amounts outstanding under the Credit Facilities, together with any accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Credit Facilities were to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Notes. Substantially all the assets of the Company are pledged as security under the Credit Facilities. Such assets may also be pledged in the future to secure other Indebtedness.

  Raw Materials. The Company uses large quantities of meat proteins, including beef, pork and poultry. Approximately 70% of the Company's beef needs are sourced from three major suppliers: IBP; Monfort (ConAgra); and Excel (Cargill). The Company's pork and poultry needs also are sourced from these major suppliers. Historically, market prices for meat proteins have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons. While the Business historically has been able to pass through changes in the price of meat proteins to end users, there can be no assurance that the Company will be able to pass the effects of future changes to end users. Furthermore, large, abrupt changes in the price of meat proteins could adversely affect the Company's operating margins, although such adverse effects historically have been only temporary. There is no assurance that significant changes in meat protein prices would not have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  Dependence on Key Personnel. The Company's operations are dependent, to a significant extent, on the continued efforts of J. David Culwell, Richard E. Mitchell, and Randall H. Collins with whom it has entered into employment agreements containing non-compete provisions. If any of these people become unable to continue in his present role, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected.

  Competition. The value-added beef processing industry is highly competitive with a large number of competitors offering similar products. Certain of the Company's suppliers, such as Cargill, IBP and ConAgra, produce products that compete directly with certain of the Company's products. The Company seeks to successfully compete with these suppliers by providing a diversity of product offerings and custom order packaging to meet its customers needs. However, there can be no assurance that such suppliers will not further expand their presence in the value added beef processing industry in the future or that any such expansion will not have a material adverse effect on the Company's business, results of operations and debt service capabilities. These suppliers and one of the Company's significant competitors are larger and have greater resources than the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants.

  Governmental Regulation. The Company's production facilities and products are subject to numerous federal, state and local laws and regulations concerning, among other things, health and safety matters, food manufacture, product labeling, advertising and the environment. Compliance with existing federal, state and local laws and regulations is not expected to have a material adverse effect on the Company's business, results of operations or debt service capabilities. However, the Company cannot predict the effect, if any, of laws and regulations that may be enacted in the future, or of changes in the enforcement of existing laws and regulations that are subject to extensive regulatory discretion. There can be no assurance that the Company will not incur expenses or liabilities for compliance with such laws and regulations in the future, including those resulting from changes in health laws and regulations, that may have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  As a participant in the USDA Commodity Reprocessing Program for schools, the Company must adhere to certain rules, regulations and guidelines. Such rules, regulations and guidelines include financial surety bonding in the state of operation, product inspection and grading and certain reporting requirements. Should the Company fail to remain in compliance with such rules, regulations and guidelines, it could be excluded from the USDA Commodity Reprocessing Program, which could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  Recently, several of the Company's competitors allegedly have been responsible for the distribution and sale of beef products contaminated with the e-coli virus. Although the Company has taken measures to ensure that its products are not contaminated with such virus, there can be no assurance that such contamination will not occur or that, in the absence of such contamination, the Company's results of operations, financial condition, and debt service capabilities will not be adversely affected by negative publicity about the Company's industry. In addition, such publicity or other factors may result in increased government regulation of the Company's business and there can be no assurance that such regulation will not adversely affect the Company's results of operations, financial condition, and debt service capabilities.

  Compliance with Environmental Regulations. The Company's operations and the ownership and operation of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations. As a result, the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. The Company cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist. Compliance with more stringent laws or regulations, stricter interpretation of existing laws or discovery of unknown conditions may require additional expenditures by the Company, some of which may be material. The Company believes it is currently in material compliance with all known material and applicable environmental regulations.

  The Company incurs monthly surcharges of approximately $40,000 to the city of Garland, Texas as a result of effluent wastewater discharges from the Garland, Texas facility. The Company has elected to incur the monthly surcharges and currently does not intend to modify the facility to allow its operation without incurring such surcharges. Management does not believe that the incurrence of the aforementioned surcharges will have a material adverse effect on the Company's business, results of operation and debt service capabilities. There can be no assurance, however, that such surcharges will not be increased or that the Company will not be required to modify its operations, which may result in significant expenses or material capital expenditures.

  Seasonality. Certain of the end uses for some of the Company's products are seasonal. Demand in many markets is generally higher in the period from July to September due to higher demand for beef products during the summer months and increased purchasing by schools in anticipation of the commencement of the school year. As a result, Company sales and profits are generally higher in the Company's fourth quarter than in any other quarter during its fiscal year. In addition, demand in many markets is generally lowest in the period from January to March, resulting in lower sales and profits in the Company's second quarter.

  Importance of Key Customers. Historically, one of the Company's largest customers has been Sam's Club ("Sam's"), a subsidiary of Wal-Mart Stores, Inc. The Company supplied Sam's with ground beef patties pursuant to two contracts (the "Sam's Contracts") which became effective in November 1995. Pursuant to the Sam's Contracts, the Company agreed to sell and Sam's agreed to purchase an aggregate of 28.0 million pounds of ground beef. As of September 27, 1997, the Company had delivered substantially all of the ground beef under the Sam's Contracts. During fiscal 1995, fiscal 1996, and fiscal 1997 the Sam's Contracts accounted for 14.4%, 13.2%, and 5.9% of the Company's sales.

  The Company's second largest customer is Harker's. The Company supplies Harker's with ground beef pursuant to a supply agreement that will remain in effect until 1999 (the "Harker's Agreement"). The Harker's Agreement requires Harker's to purchase minimum amounts of the Company's products. The Harker's Agreement provides that amounts charged by the Company thereunder may be adjusted in response to fluctuations in the Company's costs. During fiscal 1995, fiscal 1996, and fiscal 1997 the Harker's Agreement accounted for 12.5%, 12.6% and 12.8% of sales, respectively. At the Acquisition Closing, Tyson assigned to the Company its rights and obligations related to the supply of ground beef and value added products pursuant to the Harker's Agreement. Tyson will continue to supply poultry products to Harker's pursuant to the Harker's Agreement.

  In addition to Sam's and Harker's, the Company sells a significant amount of its products to affiliates of Sysco Corp. ("Sysco"). Each local Sysco affiliate is responsible for its own purchasing decisions. Management believes that the loss of an individual Sysco affiliate as a customer would not have a material adverse effect on the Company's business, results of operations or debt service capabilities. However, there can be no assurance that Sysco will not elect to employ a system whereby purchasing decisions are centralized. Should Sysco elect to employ a centralized system, there can be no assurance that Sysco will continue to purchase the Company's products at historical volumes, if at all. The loss of all or a significant portion of the Company's sales to Sysco, regardless of the cause of such loss, would have a material adverse effect on the Company's business, results of operations and debt service capabilities. During fiscal 1995, fiscal 1996, and fiscal 1997 total sales to Sysco affiliates accounted for 15.2%, 17.8%, and 16.6% of sales, respectively.

  Sam's, Harker's and affiliates of Sysco collectively accounted for approximately 42.1%, 43.6%, and 35.3% of sales during fiscal 1995, fiscal 1996, and fiscal 1997, respectively. The loss of the Harker's Agreement or reduced sales to affiliates of Sysco without offsetting sales to other customers could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  Reliance on Sales of Ground Beef. Although the Company's strategy is to maximize sales of higher margin value added products, the Company has historically relied on sales of lower margin ground beef products to generate a significant portion of its revenues. The Company anticipates that such reliance will continue in the future. In recent years, however, the Company's sales of ground beef have been declining, and it is expected that one customer whose purchases were significant in fiscal 1997 will not purchase a significant amount in fiscal 1998. Any substantial decline in ground beef sales below the fiscal 1997 level could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  Risks Related to Unionized Employees. The Company's business is labor intensive. The Company's ability to operate profitably is dependent on its ability to recruit and retain employees while controlling labor costs. Currently, certain of the Company's employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company at the time of the Acquisition Closing. The Company was not obligated to enter into the collective bargaining agreement agreed upon by Tyson and the Union or to continue to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so. Except for employees at the Garland, Texas facility, none of the Company's employees are represented by a union. If unionized employees were to engage in a strike or other work stoppage or if additional employees were to become unionized, the Company could experience a significant disruption of operations and higher labor costs, either of which could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

  General Risks of Food Industry. The industry in which the Company competes is subject to various risks, including: adverse changes in general economic conditions; adverse changes in local markets; evolving consumer preferences; nutritional and health-related concerns; federal, state and local food processing controls; consumer product liability claims; risks of product tampering; limited shelf life of food products; and the availability and expense of liability insurance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements and financial statement schedule in Part IV, Item 14(a) 1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Set forth below are the names and positions of the directors, officers and significant employees of the Company.

        NAME                AGE             POSITION
        ----                ---             --------
  J. David Culwell.......    46    Chief Executive Officer and Director
  Richard E. Mitchell....    56    President and Director
  Randall H. Collins.....    49    Vice President--Sales and Marketing
  A. Scott Letier........    36    Chief Financial Officer
  Robert M. Powers.......    56    Vice President--Operations
  Hernando Aviles........    41    Vice President--Human Resources
  Richard L. Cravey......    52    Director
  William A. Davies......    51    Director
  James A. O'Donnell.....    44    Director

  J. DAVID CULWELL became Chief Executive Officer and a Director of the Company at the time of the Acquisition Closing. Mr. Culwell has been an independent food industry consultant since January 1991.

  RICHARD E. MITCHELL joined Tyson in January 1994 as a Non-Commercial Division Manager and in April 1996, was promoted to Vice President/General Manager for the Business, where he was responsible for the Sales and Marketing, Operations, Research and Development and Quality Assurance, and Human Resources departments. Mr. Mitchell formerly was Vice President of Sales of Gorges, Inc. and served on the Board of Directors of Gorges, Inc. from July 1991 until Tyson's acquisition of Gorges, Inc. in 1994. He became President and a Director of the Company at the time of the Acquisition Closing.

  RANDALL H. COLLINS was employed by Tyson as Vice President of Sales and Marketing for the Business since April 1996, where he was responsible for a 16 member sales and marketing staff. Prior to holding this position, Mr. Collins held a number of positions at Tyson, including Division Manager for Tyson Foodservice, Division Sales Manager for Tyson Beef and Pork, and Division Manager for Beef Sales. Prior to joining Tyson in 1989 as a result of Tyson's acquisition of Holly Farms, he held a number of general management and sales positions at Harker's/Holly Farms and Kraft/General Foods. Mr. Collins became Vice President--Sales and Marketing at the time of the Acquisition Closing.

  A. SCOTT LETIER has been Vice President and Chief Financial Officer since joining the Company on December 10, 1996. Prior to joining the Company Mr. Letier served as the Senior Vice President and Chief Financial Officer of CS Wireless Systems, Inc. from July 1996 until December 1996. Mr. Letier also served as the Vice President of Finance and Chief Financial Officer of AmeriServ Food Company from July 1993 until June 1996. Mr. Letier served as the Vice President and Corporate Controller of AmeriServ Food Company from February 1992 until July 1993. Mr. Letier is a certified public accountant.

  ROBERT M. POWERS was employed by Tyson as Vice President of Operations for the Business since April 1996. Prior to that time, Mr. Powers was Director of Commodity Procurement for Tyson, a position to which he was promoted in 1991. Mr. Powers became Vice President--Operations at the time of the Acquisition Closing.

  HERNANDO AVILES was employed by Tyson as Vice President--Human Resources, Beef and Pork Division since February 1994, where he was responsible for overseeing six personnel location directors, with responsibility over all human resources practices and policies. Mr. Aviles joined Tyson in 1989 as the Complex Personnel Manager for the New Holland, Pennsylvania complex of Tyson. Prior to 1989, Mr. Aviles held various positions at Holly Farms. Mr. Aviles became Vice President --Human Resources at the time of the Acquisition Closing.

  RICHARD L. CRAVEY has been a director of the Company since October 1996. Mr. Cravey is a member of CGW Southeast III L.L.C., the general partner of CGW, (the "General Partner"), and is jointly responsible for all major decisions of the General Partner. Mr. Cravey is also a member of CGW Southwest Management III, L.L.C. (the "Management Company"), an affiliate of CGW. In addition, Mr. Cravey is a member of Le Select III, L.L.C. (the "Limited Partner"), a limited partner of CGW. Mr. Cravey has been a member of the General Partner, the Management Company or affiliated entities for more than five years. He is a director of AMRESCO, Inc. and Cameron Ashley Building Products, Inc.

  WILLIAM A. DAVIES has been a director of the Company since October 1996. Mr. Davies is a member of each of the General Partner and the Limited Partner, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with portfolio company management to maximize value and managing exit strategies. In addition, Mr. Davies is involved in managing the administrative functions of the General Partner. Mr. Davies has been a member of the General Partner or an employee of affiliates of the General Partner for more than five years.

  JAMES A. O'DONNELL has been a director of the Company since October 1996. Mr. O'Donnell has been a member of the General Partner since 1995, and is responsible for sourcing, structuring and negotiating transactions, participating in strategic planning with portfolio company management to maximize value and managing exit strategies. Mr. O'Donnell is also a member of the Limited Partner. Mr. O'Donnell has been a general partner of Sherry Lane Partners, a private equity investment firm based in Dallas, Texas, since 1992. Also, Mr. O'Donnell has been a general partner of O'Donnell & Masur, a private equity investment firm based in Dallas, Texas, since 1989. He is a director of Bestway Rental, Inc.


ITEM 11.  EXECUTIVE COMPENSATION.

  The following table sets forth certain summary information concerning the compensation paid or awarded to the Company's Chief Executive Officer and the other executive officers receiving compensation in excess of $100,000 for the period November 25, 1996 (Inception) through September 26, 1997 (the "Named Executive Officers"). This information is presented on a proforma annual basis.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
Name and Principle        Salary           Bonus        Other Annual          Securities           All Other
Position                                                Compensation (1)      Underlying         Compensation
                                                                               Options/
                                                                                SARs(#)
----------------------------------------------------------------------------------------------------------------
J. David Culwell            175,000           0              5,115                 0                   0
Richard E. Mitchell         159,000           0              4,648                 0                   0
Randall H. Collins          142,500           0              2,850                 0                   0
A. Scott Letier             130,000           0              2,600                 0                   0
Robert M. Powers            115,000           0              3,361                 0                   0
----------------------------------------------------------------------------------------------------------------

(1)  Consists of 401K contribution match.


EMPLOYMENT AGREEMENTS

  The Company entered into employment agreements (the "Employment Agreements") with Messrs. Culwell, Mitchell, Collins, Powers, Letier, and Aviles for terms expiring on the fifth anniversary of the Acquisition Closing, subject to automatic one-year renewals unless either party gives 60 days notice not to renew. The Company has the right to terminate the Employment Agreements at any time prior to expiration. However, if a Senior Manager is terminated other than for cause, death or disability, such Senior Manager will receive, in addition to earned salary and bonus, a severance payment equal to 12 months base salary. If a Senior Manager is terminated for cause, death or disability, such Senior Manager will receive only earned salary and bonus due as of the date of termination. The Employment Agreements will also contain non-competition, non-solicitation and confidentiality provisions.

  Mr. Culwell's Employment Agreement provides for a base salary of $175,000, and Mr. Culwell is eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Mitchell's Employment Agreement provides for a base salary of $159,000, and Mr. Mitchell eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Collins' Employment Agreement provides for a base salary of $142,500, and Mr. Collins is eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Powers' Employment Agreement provides for a base salary of $115,000, and Mr. Powers will be eligible to receive a bonus of up to 40% of his base salary at the discretion of the Company's Board of Directors. Mr. Letier's Employment Agreement provides for a base salary of $130,000, and Mr. Letier is eligible to receive a bonus of up to 40% of his base salary at the discretion of the Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  GHC owns 100% of the issued and outstanding capital stock of the Company. GHC is owned 54.8% by CGW, 19.7% by NBIC, 24.1% by FPGT and 1.4%, in the aggregate, by the Senior Managers, none of whom individually owns more than 1%. On a fully-diluted basis, GHC is owned 46.3% by CGW, 16.7%by NBIC, 20.4% by FPGT and 16.6% in the aggregate, by the Senior Managers and other employees of the Company who hold options to purchase GHC common stock, none of whom individually owns more than 1% on a fully diluted basis. Affiliated entities of each of: (i) Richard L. Cravey, William A. Davies and James A. O'Donnell; (ii) NBIC; and (iii) FPGT are limited partners of CGW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SECURITIES PURCHASE AND STOCKHOLDERS AGREEMENT

  The Company's common stock is not publicly traded. The Company is a wholly owned subsidiary of GHC, which, in turn, is substantially owned by CGW. GHC has no business other than holding the stock of the Company, which is the sole source of GHC's financial resources. GHC is controlled by CGW, which beneficially owns shares representing 54.8% of the voting interest in GHC, (46.3% on a fully diluted basis) and has the right to designate all of the directors of GHC. Accordingly, CGW, through its control of GHC, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

  At the Acquisition Closing, CGW, NationsBanc Investment Corp. ("NBIC"), Mellon Bank, N.A., as trustee of First Plaza Group Trust, a General Motors pension plan ("FPGT") and Messrs. Culwell, Mitchell, Powers, Collins and Aviles (each a "Senior Manager" and, collectively, the "Senior Managers"), ("Stockholders") entered into a Securities Purchase and Stockholders Agreement (the "Securities Purchase and Stockholders Agreement") with regard to GHC. Subsequent to the Acquisition Closing, Mr. Letier became a party to the Securities Purchase and Stockholders' Agreement (Mr. Letier shall hereinafter be included in the definitions of Stockholder senior Manager). All future purchasers of GHC common stock will be required to enter into the Securities Purchase and Stockholders Agreement. The Securities Purchase and Stockholders Agreement contains provisions concerning the governance of GHC and the Company, restrictions on the transferability of the securities of GHC and the Company and registration rights for the securities of GHC held by the Stockholders.

  The governance provisions of the Securities Purchase and Stockholders Agreement provide that the Board of Directors of GHC will consist of up to five members all of whom shall be designated by CGW, and that the Board of Directors of the Company shall be comprised of the directors of GHC. The Securities Purchase and Stockholders Agreement requires holders of voting securities of GHC to vote their shares in favor of such designees of CGW for election as directors of GHC. The Securities Purchase and

Stockholders Agreement also grants to each of NBIC and FPGT the right, except in certain circumstances, to have a representative in attendance at all meetings of the Board of Directors of GHC or the Company.

  The Securities Purchase and Stockholders Agreement grants to the stockholder parties thereto pre-emptive rights, exercisable pro rata in accordance with their respective ownership of common stock of GHC, to purchase shares of common stock or other equity securities of GHC (other than shares of common stock issued upon exercise of options, rights, awards or grants pursuant to the Plan and common stock issued in exchange for common stock of another class), and further provides for certain co-sale rights and obligations in the event CGW elects to sell all or a portion of its shares of GHC's common stock. Additionally, GHC has a right of first refusal in connection with any proposed sale by NBIC, FPGT or any Senior Manager of its or his investment in GHC.

  The Securities Purchase and Stockholders Agreement provides that if a Senior Manager's employment is terminated for any reason other than for cause, GHC will have the right to repurchase any shares owned by such Senior Manager at the greater of cost or fair value. If a Senior Manager's employment is terminated for cause, GHC will have the right to repurchase any shares owned by such Senior Manager at the lesser of fair value or cost. Such right is exercisable within 180 days following such termination of employment of the Senior Manager. Fair value of the repurchased shares shall be determined by agreement between GHC and the Senior Manager whose shares are being repurchased or, failing such agreement, by an independent investment banking firm.

  If GHC is unable to exercise either its right of first refusal or right to repurchase shares of common stock from a Senior Manager whose employment is terminated, it may assign such right to the other Stockholders who are parties to the Securities Purchase and Stockholders Agreement (other than the Stockholder whose shares are subject to such rights), who may exercise such rights in accordance with their respective ownership of common stock.


TRANSACTIONS WITH CGW AND ITS AFFILIATES

  At the Acquisition Closing, the General Partner entered into the Consulting Agreement with the Company whereby the Company will pay the General Partner a monthly retainer fee of $30,000 for financial and management consulting services. The Company paid $300,000 to CGW for the three hundred and six day period ended September 27, 1997 for such services. The General Partner may also receive additional compensation (not to exceed an aggregate of $500,000 annually) if approved by the Board of Directors of the Company at the end of the Company's fiscal year, based upon the overall performance of the Company. The Consulting Agreement expires five years from the Acquisition Closing. At the Acquisition Closing, the General Partner delegated its rights and obligations under the Consulting Agreement to the Management Company, an affiliate of CGW.

  At the Acquisition Closing, the Company paid to the Management Company, an affiliate of CGW, a fee of $2.65 million for its services in assisting the Company in structuring and negotiating the Transactions.

  The Company believes that the terms and conditions of the Consulting Agreement, the fees paid to the General Partner thereunder and the fees paid to the Management Company are consistent with arms-length transactions with unaffiliated parties. In addition, the terms and conditions of the Credit Agreement and the Indenture restrict the Company's ability to enter into certain transactions with Affiliates.


TRANSACTIONS WITH NBIC AND ITS AFFILIATES

  NationsBank of Texas, N.A., an affiliate of NBIC and NationsBanc Capital Markets, Inc., was paid usual and customary fees of approximately $1.5 million for underwriting, structuring, syndicating and administering the Credit Facilities. NationsBanc Capital Markets, Inc. received a portion of the fees related to underwriting, structuring and syndicating the Credit Facilities. The NationsBanc Capital Markets, Inc. received $3.0 million in discounts and commissions in connection with the initial offering of the Notes.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

  The Certificates of Incorporation of the Company and GHC contain provisions eliminating the liability of directors for monetary damages for breaches of their duty of care to the Company or GHC, as applicable, except in certain prescribed circumstances. The Certificates of Incorporation and Bylaws of the Company and GHC also provide that directors and officers of the Company and GHC will be indemnified by the Company and GHC, respectively, to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the Company or GHC, as appropriate. The Certificate of Incorporation and Bylaws of the Company and GHC provide that the right of directors and officers to indemnification is not exclusive of any other right now possessed or hereinafter acquired under any statute, agreement or otherwise.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS ANNUAL REPORT ON FORM 10-K.


         1.   CONSOLIDATED FINANCIAL STATEMENTS AT ITEM 8.

         2.   CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

                 All other Financial Statement Schedules have been omitted
              because (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the Schedules is not applicable to the Company.

         3.   Exhibits:

              The following exhibits either (i) are filed herewith; or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated herein by reference to such prior filings.

              3.1 Restated Certificate of Incorporation of Gorges/Quik-to-Fix Foods, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed January 21, 1997 (Reg. No. 333-20155)( the
                   "Registration Statement on Form S-1")).

              3.2 Bylaws of Gorges/Quik-to-Fix Foods, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-1).

              4. Indenture, dated November 25, 1996, between Gorges/Quik-to-Fix Foods, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, relating to the Company's 11 1/2 Senior Subordinated Notes due 2006, Series B (incorporated herein by reference to the Company's Registration Statement on Form S-1).

             10.1  Amendment to Senior Credit Facility dated November 25, 1996.

              27.  Financial Data Schedule.

              99.  GHC Stock Option Agreement for A. Scott Letier.

         (b) REPORTS ON FORM 8-K

                   None

         (c) EXHIBITS

                   See Item 14(a)3.

         (d) FINANCIAL STATEMENT SCHEDULES

                   See Item 14(a)2.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 8, 1998.

                              GORGES/QUIK-TO-FIX FOODS, INC.


                              BY: /s/   J. David Culwell
                                 ---------------------------------
                                        J. David Culwell
                                    Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 8, 1998.

        SIGNATURE                                 TITLE
        ---------                                 -----

/s/ J. David Culwell                  Chief Executive Officer and Director
----------------------------
    J. David Culwell

/s/ Richard E. Mitchell               President and Director
----------------------------
    Richard E. Mitchell

/s/ Richard L. Cravey                 Director
----------------------------
    Richard L. Cravey

/s/ William A. Davies                 Director
----------------------------
    William A. Davies

/s/ James A. O'Donnell                Director
----------------------------
    James A. O'Donnell

/s/ A. Scott Letier                   Chief Financial Officer
----------------------------
    A. Scott Letier

                        GORGES/QUIK-TO-FIX FOODS, INC.

                  Index to Consolidated Financial Statements



Report of Independent Auditors                                              F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-4
Statements of Cash Flows                                                    F-5
Statement of Changes in Stockholder's Equity                                F-6
Notes to Financial Statements                                               F-7

                         Report of Independent Auditors



The Board of Directors and Stockholder
Gorges/Quick-to-Fix Foods, Inc.


We have audited the accompanying balance sheet of Gorges/Quik-to-Fix Foods, Inc. as of September 27, 1997, and the related statements of operations, stockholder's equity, and cash flows for the three hundred six day period ended September 27, 1997 and the balance sheet of the Gorges/Quik-to-Fix Foods operations of Tyson Foods, Inc. as of September 28, 1996, and the related statements of operations and cash flows for the fifty-eight day period ended November 25, 1996 and the years ended September 28, 1996 and September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gorges/Quik-to-Fix Foods, Inc. at September 27, 1997 and the Gorges/Quik-to-Fix Foods operations of Tyson Foods, Inc. at September 28, 1996, and the results of operations and cash flows for the three hundred six day period ended September 27, 1997 of Gorges/Quik-to-Fix Foods, Inc. and fifty-eight days ended November 25, 1996 and the years ended September 28, 1996 and September 30, 1995 of Gorges/Quik-to-Fix Foods, operations of Tyson Foods, Inc., in conformity with generally accepted accounting principles.


                                    /s/   Ernst & Young LLP
                                    -----------------------

Dallas, Texas
December 19, 1997

                         GORGES/QUIK-TO-FIX FOODS, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                            PREDECESSOR                      COMPANY
                                                            ----------------                 ----------------
                                                            SEPTEMBER 28,                    SEPTEMBER 27,
                                                            1996                             1997
                                                            ----------------                 ----------------
     ASSETS
Current assets:
   Cash                                                             $      9                         $      -
   Accounts receivable, net of allowance for doubtful                      -                           21,960
          Accounts of $795 in 1997
   Inventory                                                          31,325                           28,645
   Prepaid expenses and other                                              -                               78
                                                            ----------------                 ----------------
     Total current assets                                             31,334                           50,683

Property, plant and equipment:
   Land                                                                1,088                            1,499
   Buildings and leasehold improvements                               35,768                           44,531
   Machinery and equipment                                            52,853                           44,517
   Land improvements and other                                         1,186                            3,144
                                                            ----------------                 ----------------
                                                                      90,895                           93,691
   Accumulated depreciation                                          (44,439)                          (7,358)
                                                            ----------------                 ----------------
     Net property, plant and equipment                                46,456                           86,333

Other assets:
   Intangible assets                                                  59,508                           65,389
   Organizational and deferred debt issuance costs                         -                            8,767
   Other                                                                   -                               89
                                                            ----------------                 ----------------
     Total assets                                                   $137,298                         $211,261
                                                            ================                 ================

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $      -                         $ 18,658
   Current portion of long-term debt                                       -                            8,450
                                                            ----------------                 ----------------
      Total current liabilities                                                                        27,108

Long-term debt, less current portion                                       -                          141,050
Deferred income taxes                                                  6,375                                -
Investment and advances by Tyson                                     130,923                                -

Stockholder's equity:
   Common stock, $.01 par value; 2,000 shares
         authorized, 1,000 shares issued and
         outstanding                                                       -                                -
   Additional paid-in capital                                              -                           45,585
   Accumulated deficit                                                     -                           (2,482)
                                                            ----------------                 ----------------
     Total stockholder's equity                                            -                           43,103
                                                            ----------------                 ----------------
     Total liabilities and stockholder's equity                     $137,298                         $211,261
                                                       =====================            =====================



See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)


                                                     PREDECESSOR                       COMPANY
                            -----------------------------------------------------------------------------------------
                             YEAR                YEAR               FIFTY-EIGHT       THREE HUNDRED       PRO-FORMA
                             ENDED               ENDED              DAYS              SIX DAYS            YEAR
                                                                                      ENDED               ENDED

                             SEPTEMBER           SEPTEMBER          NOVEMBER          SEPTEMBER           SEPTEMBER
                             30, 1995            28, 1996           25, 1996          27, 1997            27, 1997
                                                                                                          (UNAUDITED)
                             ----------------------------------------------------------------------------------------
Sales                          304,474            $232,761            $31,966          $172,738            $204,704
Costs of goods sold            250,787             189,559             25,917           140,149             166,696
                              ---------           ---------           --------         ---------           ---------
   Gross profit                 53,687              43,202              6,049            32,589              38,008

Operating expenses:
   Selling, general and
      administrative            31,514              26,414              4,153            18,645              22,853
   Plant relocation              1,036                   -                  -                 -                   -
   Amortization                  1,624               1,624                250             2,706               3,057
                              ---------           ---------           --------         ---------           ---------
     Total operating            34,174              28,038              4,403            21,351              25,910
      Expenses
                              ---------           ---------           --------         ---------           ---------

Operating income                19,513              15,164              1,646            11,238              12,098

Interest expense                     -                   -                  -            13,709              16,398
Other expense                      678                 796                  -                11                  11
                              ---------           ---------           --------         ---------           ---------

Income (loss) before            18,835              14,368              1,646            (2,482)             (4,311)
    income taxes
Income tax expense               7,931               6,205                731                 -                   -
                              ---------           ---------           --------         ---------           ---------

     Net income (loss)        $ 10,904            $  8,163            $   915          $ (2,482)           $ (4,311)
                              =========           =========           ========         =========           =========



See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                            PREDECESSOR                           COMPANY
                                                          ---------------------------------------------------------------------
                                                           YEAR             YEAR              FIFTY-EIGHT         THREE
                                                           ENDED            ENDED             DAYS                HUNDRED
                                                                                              ENDED               SIX DAYS
                                                                                                                  ENDED
                                                           SEPTEMBER        SEPTEMBER         NOVEMBER            SEPTEMBER
                                                           30, 1995         28, 1996          25, 1996            27, 1997
                                                          ---------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                       $  10,904         $  8,163             $ 915            $   (2,482)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Depreciation                                             8,740            7,292               342                 7,358
      Amortization                                             1,624            1,624               250                 3,301
      Deferred income taxes                                   (3,720)          (1,285)               26                    -
      Loss on disposition of equipment                           678              792                 -                    -
      Provision for losses on doubtful accounts                    -                -                 -                   795
Changes in assets and liabilities:
         Increase in accounts receivable                                            -                 -               (22,755)
         (Increase) decrease in inventory                      2,881             (691)             (571)                 (645)
         Increase in prepaid expenses and other                                     -                 -                  (167)
         Increase in accounts payable and
           Accrued expenses                                                         -                 -                17,712
                                                          ---------------------------------------------------------------------
     Net cash provided by operating activities                21,107           15,895               962                 3,117

Cash flows from investing activities:
   Purchases of plant and equipment                           (2,792)            (735)             (141)               (3,691)
   Acquisition, net of cash received                                                -                 -              (184,349)
   Proceeds from sale of equipment                             5,302              126                 -                    45
   Other                                                                            -                 -                    51
                                                          ---------------------------------------------------------------------
     Net cash provided by (used in) investing                  2,510             (609)             (141)             (187,944)
          activities

Cash flows from financing activities:
   Proceeds from note offering                                                      -                 -               100,000
   Capital contributions                                                            -                 -                45,585
   Proceeds from revolving line of credit                                           -                 -                19,000
   Payments on revolving line of credit                                             -                 -                (7,000)
   Proceeds from term loan                                                          -                 -                40,000
   Payments on term loan                                                            -                 -                (2,500)
   Debt issuance and organizational costs                                           -                 -               (10,258)
   Decrease in Investment and advances by
     Tyson                                                   (23,637)         (15,286)             (821)                    -
                                                          ---------------------------------------------------------------------
     Net cash (used in) provided by financing                (23,637)         (15,286)             (821)              184,827
         activities
                                                          ---------------------------------------------------------------------
Net decrease in cash                                             (20)               -                 -                     -
Cash at beginning of period                                       29                9                 9                     -
                                                          ---------------------------------------------------------------------
Cash at end of period                                      $       9         $      9             $   9             $       -
                                                          =====================================================================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       (In thousands, except share data)



                                                   Common         Additional          Accumulated
                                   Common           Stock           Paid in             Deficit
                                    Stock                           Capital                              Total
                                   Shares
                                ----------------------------------------------------------------------------------
November 25, 1996                       -         $   -             $     -             $     -         $     -
Initial Sale
 (issuance of common stock)         1,000                            45,585                   -          45,585
Net Loss                                -             -                   -             $(2,482)         (2,482)
                                ----------------------------------------------------------------------------------

September 27, 1997                  1,000         $   -             $45,585             $(2,482)        $43,103
                                ==================================================================================

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
September 27, 1997

1.  ORGANIZATION AND BASIS OF PRESENTATION

        On November 25, 1996 the Company acquired certain assets and liabilities of the beef processing division of Tyson Foods, Inc., (the Predecessor), in exchange for a cash payment of approximately $184 million (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45 million in common stock, and the proceeds from the borrowings described in the notes. The Company assumed no liabilities or obligations of Tyson or the Predecessor with the exception of those defined in the purchase agreement: future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson has agreed to indemnify the Company from any and all liabilities and obligations relating to the Predecessor, other than the aforementioned liabilities assumed by the Company. The Company and Tyson have also entered into a non-competition agreement which expires two years from the date of closing, in which the parties have agreed, subject to certain exceptions and limitations, to not compete with each other in the production or sale of beef and pork items, in the case of Tyson, and poultry items, in the case of the Company. As a result of the acquisition, financial information for periods through November 25, 1996 are presented on a different cost basis and, therefore, such information may not be comparable.

        Gorges/Quik-to-Fix Foods, Inc., (the "Company"), a wholly owned subsidiary of Gorges Holding Company ("GHC"), is a leading producer, marketer and distributor of value added processed fresh and frozen beef, and to a lesser extent pork and poultry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings primarily consist of individually quick frozen hamburger patties. The Company's products are primarily sold to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations. The Company sells its products primarily through broadline and specialty foodservice distributors throughout the U.S.

The accompanying audited and unaudited financial statements include financial information of the Company, and its Predecessor, which represents the Company prior to its acquisition from Tyson Foods, Inc. ("Tyson"). The Predecessor represents the beef processing assets and operations of Tyson, which was operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals were maintained only on a consolidated basis at the corporate level, and are in effect reflected in Investment and Advances by Tyson. The Predecessor participated in Tyson's overall corporate cash management program whereby operating funds were provided by Tyson with the corresponding charge or credit reflected in the Investment and Advances by Tyson account. As a result, the Predecessor maintained only

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

1.  ORGANIZATION AND BASIS OF PRESENTATION - CONTINUED

nominal cash accounts. A portion of Tyson's accounting and administrative costs related to these functions were allocated to the Predecessor as discussed in
Note 2. Additionally the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

        The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30.

Accounts Receivable

        The Company periodically evaluates the creditworthiness of its customers as accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

 Inventories

        Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                  Predecessor                Company
                                -------------------        -------------------
                                    September 28,              September 27,
                                        1996                       1997
                                -------------------        -------------------
   Finished products                        $27,569                    $17,655
   Work in process                              688                          -
   Supplies                                   3,068                     10,990
                                -------------------        -------------------
     TOTAL                                  $31,325                    $28,645
                                ===================        ===================

 Property, Plant and Equipment

        Property, plant and equipment is stated at cost. Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years.

        Capital expenditures for equipment and capital improvements are generally capitalized while maintenance is expensed.

 Intangible assets and Organizational and Deferred Debt Issuance Costs

        Intangible assets, consisting of goodwill and trademarks, are stated at cost and are amortized on a straight- line basis over 30 years (40 years by the Predecessor). Recoverability of the carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

        Organizational costs are amortized on a straight line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        At September 28, 1996 and September 27, 1997, the accumulated amortization was $10.6 million and $3.3 million, respectively.

 Income Taxes

        The Company follows the liability method of accounting for deferred income taxes. The liability method provides that deferred tax liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

 Selling Expenses

        Selling expenses include product line expenses such as shipping and storage, external handling, external freezer charges, product and package design, brokerage expense, and other direct selling expenses such as certain salaries, travel and research and development. Selling expenses for the Predecessor also include an allocable share of other common Tyson selling expenses as discussed below.

 Allocation of Corporate Expenses

        Prior to the Acquisition from Tyson certain indirect administrative and selling expenses incurred by Tyson were not actually incurred for programs specific to the Predecessor have been allocated to the Predecessor based on net sales. Allocated administrative expenses include costs incurred for all corporate support functions. Allocated selling expenses consisted of costs incurred by Tyson's corporate sales and marketing department. Because these charges were incurred by Tyson, actual charges, if the Predecessor had been a separate entity at the time, might have differed. Certain expenses incurred at Tyson corporate directly related to the Predecessor such as production scheduling, research and development and the corporate aviation department were allocated based on usage.

        Selling, administrative and corporate expenses allocated to the Predecessor and charged to operations for the year ended September 30, 1995 and September 28, 1996, and the fifty-eight days ended November 25, 1996 were $17.1 million, $13.9 million and $1.4 million, respectively.


 Advertising, Promotion and Research and Development Expenses

        Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $6.6 million for the proforma period ending September 27, 1997 compared to $5.7 million and $7.3 million for fiscal 1996 and 1995, respectively. Research and Development expenses were $ 0.4 million for the year ended September 27, 1997. Prior years were nominal, with expenses allocated by Tyson.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

 Use of Estimates

        The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Collective Bargaining Agreements

        Currently the Company has approximately 200 employees of its total workforce of approximately 1,000 employees covered under a collective bargaining agreement. The collective bargaining agreement has expired and the Company is negotiating a new agreement.

3.  LONG TERM DEBT

 Senior Debt

        The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, NA (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 30, 2001. As of September 27, 1997, the Company's available credit under the Revolver was $18.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $8.45 million in fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $7.25 million in fiscal 2001, and $4.3 million in fiscal 2002.

        Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.50%, or (ii) the Eurodollar rate, LIBOR, plus 2.50%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. At September 27, 1997 the interest rate for the Company based on this formula was 8.32%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the term Loan's retirement, to the Revolver as a permanent reduction. At September 27, 1997, the Company's outstanding borrowings under these facilities were $49.5 million, $12 million on the Revolver, $37.5 million on the Term Loan, and no outstanding letters of credit.

        Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales,

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

consolidations, and other investments. Additionally, the Credit Agreement provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock.

 Subordinated Debt

        On November 25, 1996, the Company consummated a private placement of $100 million aggregate principal amount of 11.5% Senior Subordinated Notes Due 2006 (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and will be payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95 million after underwriting discounts and other debt issuance costs aggregating approximately $5 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at September 27, 1997.

        The Notes were issued pursuant to an indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at September 27, 1997.

        The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the indenture. The Company paid interest of $13.7 million for the three hundred six day period ended September 27, 1997.

4.  COMMITMENTS

        Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $134,000 for the three hundred six day period ended September 27, 1997, approximately $11,000 for the fifty-eight day period ended November 25, 1996, approximately $44,000 for the year ended September 28, 1996, and approximately $17,000 for the year ended September 30, 1995.

        Future minimum lease payments for all noncancelable operating leases for the Company at September 27, 1997 consist of $327,000, $311,000, $311,000,
285,000, and $104,000 annually for fiscal 1998 through 2002.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

5.  BENEFIT PLANS

        The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Predecessor or the Company. Contributions to the defined contribution plans totaled $452,612 for the three hundred six day period ending September 27, 1997.

6.  INCOME TAXES

        The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended September 27, 1997 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

Detail of the provision for income taxes consists of:

                                     Year ended             Year ended           Fifty-eight                 Three
                                     September              September            days ended               hundred six
                                      30, 1995               28, 1996             November                 days ended
                                                                                  25, 1996                 September
                                                                                                            27, 1997
                                --------------------------------------------------------------------------------------

Federal                                 $ 6,746                $ 5,270                 $ 621                 $     -
State                                     1,185                    935                   110                       -
                                -----------------      -----------------      -----------------      -----------------
                                          7,931                  6,205                   731                       -
                                =================      =================      =================      =================
Current                                  11,651                  7,490                   990                       -
Deferred                                 (3,720)                (1,285)                 (259)                      -
                                -----------------      -----------------      -----------------      -----------------
                                        $ 7,931                $ 6,205                 $ 731                 $     -
                                =================      =================      =================      =================

        The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

                                     Year ended             Year ended           Fifty-eight                 Three
                                     September              September            days ended               hundred six
                                      30, 1995               28, 1996             November                 days ended
                                                                                  25, 1996                 September
                                                                                                            27, 1997
                                --------------------------------------------------------------------------------------
U. S. federal income tax rate             35.0%                 35.0%                 35.0%                 35.0%
State income taxes                         4.1                   4.2                   4.2                   4.2
Amortization of excess of                  3.0                   4.0                   5.2                     -
 investments over net assets
 acquired
Valuation allowance                          -                     -                     -                 (39.2)
                                -----------------      -----------------      -----------------      -----------------
                                          42.1%                 43.2%                 44.4%                  -  %
                                =================      =================      =================      =================

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

        Deferred incomes taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for the financial reporting purposes and the amounts used for incomes tax purposes. The significant component of the Predecessor's deferred tax liabilities consisted primarily of the basis difference in property, plant and equipment. The significant components of the Company's deferred tax assets and liabilities as of September 27, 1997 are as follows (in thousands):



Deferred tax liabilities:
    Tax-over-book amortization                                  $  (758)
                                                                ========
Deferred tax assets:
    Accounts receivable reserves                                    310
    Inventory reserves                                              229
    Inventory capitalization                                        201
    Book-over-tax depreciation                                      192
    Net operating loss carryforward                                 766
                                                                --------
  Total deferred tax assets                                       1,698
                                                                ========

  Total net deferred tax assets                                 $   940
  Valuation allowance                                              (940)
                                                                --------
Total net                                                       $     -
                                                                ========

The Company has $13.4 million of net operating loss carryforwards that expire in fiscal 2012.

7.  SIGNIFICANT CUSTOMERS

        Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top three customers accounted for approximately 35.3% of sales for proforma fifty-two week period ended September 27, 1997, and 43.6% for the fifty-two week period ended September 28, 1996. Sales to one of these customers is significantly lower in fiscal 1997 than in fiscal 1996 due to the customer's decision to increase its purchases with one of the Company's competitors.

8.  TRANSACTIONS WITH AFFILIATES

        The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW, under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating of this transaction.

        NationsBank of Texas, NA, an affiliate of NationsBanc Investment Corp. ("NBIC") a minority shareholder and a limited partner of CGW, is a lender to the Company and in that capacity has received fees for underwriting, structuring, syndicating and administering the Facilities under the Credit Agreement. NationsBanc Capital Markets, Inc., another affiliate of NBIC, was the initial purchaser of the Company's Senior Subordinated Notes, and in that capacity received fees and commissions in connection with that transaction.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

9.  PRO FORMA INFORMATION

        The pro forma income statement included herein for the fifty-two week period ended September 27, 1997 combines the final fifty-eight day period September 28, 1996 through November 25, 1996 when the company was owned by the Predecessor, with the Three hundred six day period November 26, 1996 through September 27, 1997, providing a full fifty-two week period to compare with previous periods. On a proforma basis, the Company would have sales of $204,704 and $232,761 and a net loss of $4,311 and $2,132 for the years ended
September 27, 1997 and September 28, 1996, respectively.

10.  STOCK OPTIONS

        In 1997, GHC adopted a stock option plan (the Stock Option Plan) which provides for the granting of up to 112,250 incentive stock options to employees to purchase shares of GHC's common stock. All options granted under the Stock Option Plan have a five year vesting period and a term of up to ten years. GHC has no assets or liabilities, other than their direct investment in the Company. Stock option activity is as follows:

                                         Number of Shares     Option Price per
                                                                         Share
                                        ---------------------------------------
Options granted                                    84,968              $100.00
Options exercised                                       -                    -
Options cancelled                                       -                    -
                                        ---------------------------------------
Options outstanding September 27, 1997             84,968              $100.00


        Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions for 1997, risk-free interest rate of 6.0%, dividend yield of 0%, a weighted-average expected life of the option of 8 years and near zero volatility.

        Option valuation models are used in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

        For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's proforma net loss for the three hundred and six days ended is $3,015,000.