Form 10-Q
period 1997-12-27
GORGES QUIK TO FIX FOODS INC
filed 1998-02-10
CIK 1030999

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 27, 1997
                                              -----------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____to_____


                       COMMISSION FILE NUMBER 333-20155


                        GORGES\QUIK-TO-FIX FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                    58-2263508
            (State or Other               (I.R.S. Employer Identification No.)
     Jurisdiction of Incorporation)


                               9441 LBJ FREEWAY
                                   SUITE 214
                             DALLAS, TEXAS  75243

                   (Address of Principal Executive Offices)
                                (972) 690-7675
             (Registrant's Telephone Number, Including Area Code)



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

    The number of shares of the registrant's Common Stock outstanding at December 27, 1997 was 1,000. There is no public trading market for shares of the registrant's Common Stock.


================================================================================

Part I  -  Financial Information Item
Item 1. -  Financial Statements
           --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                         SEPTEMBER 27,                   DECEMBER 27,
                                                              1997                           1997
                                                         -------------                   -------------
   ASSETS                                                  (Audited)                      (Unaudited)
Current assets:
   Cash and cash equivalents                             $          -                   $           -
   Accounts receivable, net                                    21,960                          18,896
   Inventory                                                   28,645                          29,171
   Prepaid expenses and other                                      78                             135
                                                         ------------                   -------------
     Total current assets                                      50,683                          48,202

Property, plant and equipment:
   Land                                                         1,499                           1,499
   Buildings and leasehold improvements                        44,531                          45,183
   Machinery and equipment                                     44,517                          48,092
   Land improvements and other                                  3,144                               -
                                                         ------------                   -------------
                                                               93,691                          94,774
   Accumulated depreciation                                    (7,358)                         (9,566)
                                                         ------------                   -------------
     Net property, plant and equipment                         86,333                          85,208

Other assets:
   Intangible assets                                           65,389                          64,819
   Organizational and deferred debt issuance costs              8,767                           8,470
   Other                                                           89                               -
                                                         ------------                   -------------
     Total assets                                        $    211,261                   $     206,699
                                                         ============                   =============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                 $     18,658                   $      10,712
   Current portion of long-term debt                            8,450                           7,250
                                                         ------------                   -------------
     Total current liabilities                                 27,108                          17,962

Long-term debt, less current portion                          141,050                         147,000
Deferred income taxes                                               -                               -
Investment and advances by Tyson                                    -                               -

Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares
    authorized, 1,000 shares issued and outstanding                 -                               -
   Additional paid-in capital                                  45,585                          45,585
   Accumulated deficit                                         (2,482)                         (3,848)
                                                         ------------                   -------------
     Total stockholders' equity                                43,103                          41,737
                                                         ------------                   -------------
     Total liabilities and stockholders' equity          $    211,261                   $     206,699
                                                         ============                   =============

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)




                                     Predecessor                  Company
                                   -------------------------------------------------------
                                     Fifty-eight     Thirty-four  Pro-forma      Three
                                     days ended      days ended   three          months
                                                                  months         ended
                                                                  ended
                                     November        December     December       December
                                     25, 1996        28, 1996     28, 1996       27, 1997
                                                     (Unaudited)       (Unaudited)
                                   -------------------------------------------------------
Sales                                   $31,966        $17,118        $49,084      $50,986
Costs of goods sold                      25,917         14,445         40,992       40,923
                                        -------        ----------------------      -------
   Gross profit                           6,049          2,673          8,092       10,063
Operating expenses:
   Selling, general and
      Administrative                      4,153          1,659          5,867        6,378
   Amortization                             250            287            638          860
                                        -------        ----------------------      -------
     Total operating expenses             4,403          1,946          6,505        7,238
                                        -------        ----------------------      -------
Operating income                          1,646            727          1,587        2,825
Interest expense                              -          1,538          4,227        4,199
Other (income) expense                        -              -              -           (8)
                                        -------        ----------------------      -------
Earnings before taxes on income           1,646           (811)        (2,640)      (1,366)
Income tax expense                          731              -              -            -
                                        -------        ----------------------      -------
     Net income (loss)                  $   915        $  (811)       $(2,640)     $(1,366)
                                        =======        ======================      =======

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                      PREDECESSOR                    COMPANY
                                                    --------------         -----------------------------
                                                      FIFTY-EIGHT            THIRTY-FOUR     THREE
                                                      DAYS ENDED             DAYS ENDED      MONTHS
                                                      NOVEMBER 25,           DECEMBER 28,    ENDED
                                                      1996                   1996            DECEMBER
                                                                                             27, 1997
                                                    --------------         -----------------------------
                                                                                    (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                    $   915               $     (811)     $   (1,366)
  Adjustments to reconcile net income (loss) to net
    Cash provided by (used in) operating activities:
    Depreciation                                           342                      682           2,209
    Amortization                                           250                      356             860
    Allowance for bad debt                                   -                        -              75
    Deferred income taxes                                   26                        -               -
    Loss on disposition of equipment                         -                        -               -
Changes in assets and liabilities:
  Increase in accounts receivable                            -                  (11,882)          3,113
  (Increase) decrease in inventory                        (571)                   1,730            (650)
  Increase in prepaid expenses and other                     -                     (765)             (8)
  Increase in accounts payable and
    Accrued expenses                                         -                   10,310          (7,947)
                                                    --------------         -----------------------------
     Net cash provided by (used in) operating
       activities                                          962                     (380)         (3,714)

Cash flows from investing activities:
  Purchases of plant and equipment                        (141)                    (395)         (1,083)
  Acquisition, net of cash received                          -                 (184,349)              -
  Proceeds from sale of equipment                            -                        -               -
  Other                                                      -                        -             124
                                                    --------------         -----------------------------
     Net cash provided by (used in) investing             (141)                (184,744)           (959)
       activities

Cash flows from financing activities:
  Proceeds from note offering                                -                  100,000              -
  Capital contributions                                      -                   45,000              -
  Proceeds from revolving line of credit                     -                    9,000          6,000
  Payments on revolving line of credit                       -                        -         (1,250)
  Proceeds from term loan                                    -                   40,000              -
  Payments on term loan                                      -                        -              -
  Debt issuance and organizational costs                     -                   (8,861)             -
  Expenses for deal                                          -                        -            (30)
  Expenses for debt                                          -                        -            (47)
  Decrease in Investment and advances by
    Tyson                                                 (821)                       -              -
                                                    --------------         -----------------------------
  Net cash (used in) provided by financing
    activities                                            (821)                 185,139              -
                                                    --------------         -----------------------------
Net increase in cash and cash equivalents                    -                       15              -
Cash and cash equivalents at beginning of period             9                        -              -
                                                    --------------         -----------------------------
Cash and cash equivalents at end of period             $     9               $       15      $       -
                                                    ==============         =============================



See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
December 27, 1997

1.  ORGANIZATION AND BASIS OF PRESENTATION

     On November 25, 1996 the Company acquired certain assets and liabilities of the beef processing division of Tyson Foods, Inc., (the Predecessor), in exchange for a cash payment of approximately $184 million (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45 million in common stock, and the proceeds from the borrowings described in the notes. The Company assumed no liabilities or obligations of Tyson or the Predecessor with the exception of those defined in the purchase agreement; future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson has agreed to indemnify the Company from any and all liabilities and obligations relating to the Predecessor, other than the aforementioned liabilities assumed by the Company. The Company and Tyson have also entered into a non-competition agreement which expires two years from the date of closing, in which the parties have agreed, subject to certain exceptions and limitations, to not compete with each other in the production or sale of beef and pork items, in the case of Tyson, and poultry items, in the case of the Company. As a result of the acquisition, financial information for periods through November 25, 1996 are presented on a different cost basis and, therefore, such information may not be comparable.

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

Accounts Receivable

     The Company periodically evaluates the credit worthiness of its customers as accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                    September 27,              December 27,
                                        1997                       1997
                                -------------------        -------------------
  Finished products                        $17,655                    $19,801
  Supplies                                  10,990                      9,370
                                -------------------        -------------------
     Total                                 $28,645                    $29,171
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

Intangible assets and Organizational and Deferred Debt Issuance Costs

     Intangible assets, consisting of goodwill and trademarks, are stated at cost and are amortized on a straight-line basis over 30 years (40 years by the Predecessor). Recoverability of the carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates.

     At September 27, 1997 and December 27, 1997, the accumulated amortization was $3.3 million and $4.3 million, respectively.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $1.5 million for the proforma period ending December 28, 1996 compared to $5.3 million for the period ending December 27, 1997. Research and Development expenses were $ 0.2 million for the period ended December 27, 1997. Prior years were nominal, with expenses allocated by Tyson.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Collective Bargaining Agreements

     The Company employs approximately 1,000 people. Currently, approximately 200 employees of a total of 253 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company at the time of the Acquisition Closing. The Company was not obligated to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

3.  LONG TERM DEBT

Senior Debt

     The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, NA (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 30, 2001. As of December 27, 1997, the Company's available credit under the Revolver was $12.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $7.25 million in the remainder of fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $7.25 million in fiscal 2001, and $4.3 million in fiscal 2002.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.50%, or (ii) the Eurodollar rate, LIBOR, plus 2.50%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. At December 27, 1997 the interest rate for the Company based on this formula was 8.34%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At December 27, 1997, the Company's outstanding borrowings under these facilities were $48.5 million, $18 million on the Revolver, $30.5 million on the Term Loan, and one outstanding letter of credit in the amount of $.250 million.

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

Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100 million aggregate principal amount of 11.5% Senior Subordinated Notes Due 2006 (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and will be payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95 million after underwriting discounts and other debt issuance costs aggregating approximately $5 million. On April 30, 1997, the Company consummated an exchange offer whereby the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at December 27, 1997.

     The Notes were issued pursuant to an indenture, which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at December 27, 1997.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

3. LONG TERM DEBT-CONTINUED

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the indenture. The Company paid interest of $4.2 million for the three month period ended December 27, 1997.

4.  COMMITMENTS

     Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $11,000 for the three month proforma period ended December 28, 1996 and approximately $32,000 for the three month period ended December 27, 1997.

5.  BENEFIT PLANS

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Predecessor or the Company. Contributions to the defined contribution plans totaled $133,102 for the three month period ending December 27, 1997.

6.  INCOME TAXES

     The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended December 27, 1997 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)


7.  SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 26% of sales for the three month period ended December 27, 1997.

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

9.  PRO FORMA INFORMATION

     The pro forma income statement included herein for the three month period ended December 28, 1996 combines the final fifty-eight day period September 28, 1996 through November 25, 1996 when the company was owned by the Predecessor, with the thirty-four day period November 26, 1996 through December 28, 1996, providing a full three month period to compare with future periods. On a proforma basis, the Company would have sales of $49,084 and $50,986 and a net loss of $2,640 and $1,366 for the three month periods ended December 28, 1996 and December 27, 1997, respectively.

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


                                       Number of Shares  Option Price per Share
                                      ------------------------------------------
Options granted                                  91,468                 $100.00
Options exercised                                     -                       -
Options cancelled                                     -                       -
                                      ------------------------------------------
Options outstanding December 27, 1997            91,468                 $100.00

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

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1998" and "fiscal 1997" refer to the twelve month periods ended October 3, 1998 and September 27, 1997, respectively.

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

     The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully-cooked and ready to cook products. The Company's two product categories are value added products and ground beef. Value added product offerings include (i) breaded beef items, such as country fried steak and beef fingers, (ii) charbroiled beef, such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat and
(iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks and Philly steak slices. Ground beef product offerings consist primarily of ready to cook individually quick frozen ("IQF") hamburger patties. The Company operates four manufacturing facilities, three of which are dedicated to value added products and one of which produces primarily ground beef products. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products principally through broadline and specialty foodservice distributors.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


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


RESULTS OF OPERATIONS

Overview


     Discussion of the results of operations for the Company as they relate to the fiscal three month period of ending December 28, 1996, is made in reference to the Pro-forma Statement of Income. This statement represents an adjusted combination of two stub periods, one of the Predecessor and one of the Company, which together complete coverage of the time of the three month period ended December 28, 1996. As a result of the Acquisition on November 25, 1996, the Pro-forma statement will not be comparable to prior periods.

     The Company has experienced an overall increase in net sales during the first quarter of 1998, ending December 27, 1997 over the first quarter of 1997, ending December 28, 1996. The increase is primarily due to increased sales volumes. As a result of the uncertainties, and the activity surrounding the acquisition, the Company did not have the benefit of aggressively selling during the bid programs for the 1996-1997 school year. However, the Company was able to more aggressively sell during the bid programs for the 1997-1998 school year.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


     Gross profit increased in the first quarter of 1998, ended December 27, 1997, as compared to the same period for 1997. The increase in gross profit in the fiscal first quarter of 1998 is attributable primarily to sales mix changes, as the Company has experienced lower sales volumes in the lower margin ground beef segment as described above. As a percent of sales, gross profit percentage increased 3.25% first quarter of 1998 compared to the same periods in 1997. The increase in gross profit as a percentage of sales is primarily attributable to the increase in sales of value added products and commodity further processing products and a decrease in lower margin ground beef sales. Also, cost of sales (plant conversion cost) decreased. Cost changes for the most part are a direct result of a change in operations since the divestiture.

     The Company's operating income increased in the first quarter of 1998 over the same period in 1997. This increase is due primarily to increased sales and gross profit.

     Operating expenses increased by 11.3% in the first quarter of 1998 as
compared to the same period in 1997.   The increase is partially attributable to
a larger infrastructure for the company, which includes organization of the corporate offices and MIS. The increase is also a direct result of the Acquisition, amortization expense increased by $.2 million for the first quarter of 1998 when compared to the like periods of 1997.

     Interest and other (income) expense for the first three months of 1998 are comparable to the first three months of 1997.

     Net loss for the first quarter ending December 27, 1997 is $1.3 million compared to net loss of $2.6 million for the proforma first quarter period ending December 28, 1996. The $1.3 million decrease in net loss for the first quarter of 1998 is attributable to increased sales and gross profits.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, and the related financing (the Notes and the Facilities), the Company has a significant annual principal and interest obligation. Borrowings under the Facilities which totaled $48.5 million at December 27,1997 ($30.5 million under the Term Loan and $18 million under the Revolver) accrued interest at an average rate of 8.34% in the three month period ended December 27, 1997. Borrowings under the Notes totaled $100 million at December 27, 1997, and accrue interest at a fixed rate of 11.5%.

     In addition to its debt service obligations, the Company needs liquidity for working capital and capital expenditures. For the three month period ended December 27, 1997 the Company spent $ 1.1 million on capital projects. The primary expense is being spent on the establishment of a corporate administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. The Company is continuing to create its administrative structure to provide services that previously were being provided by Tyson. The Company substantially completed the first phase of implementation of its administrative structure in the quarter ended June 28, 1997. In connection with the effort to establish an administrative structure the Company continues to hire additional personnel into its newly leased Dallas corporate office.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving line of credit. The Company had additional credit availability of $12 million on its revolving line of credit at December 27, 1997. In the three month period ended December 27, 1997, net cash from investing activities of $4.7 million was partially used by operating activities of $ (3.7) million in connection with normal expenditures and investing activities of $ (1.0) million. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1998 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolver.

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



Dated: February 10, 1997         GORGES/QUIK-TO-FIX FOODS, INC.



                                 By:  /s/ A. Scott Letier
                                      --------------------------------
                                      A. Scott Letier
                                      Vice President-Finance and Chief
                                      Financial Officer (Principal Financial
                                      Officer)