Form 10-Q
period 1998-03-28
GORGES QUIK TO FIX FOODS INC
filed 1998-05-11
CIK 1030999

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(MARK ONE)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998
                                                --------------

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to
                                                ----    ----

                       COMMISSION FILE NUMBER 333-20155

                        GORGES\QUIK-TO-FIX FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                           58-2263508
             (State or Other            (I.R.S. Employer Identification No.)
       Jurisdiction of Incorporation)

                               9441 LBJ FREEWAY
                                   SUITE 214
                             DALLAS, TEXAS  75243
                   (Address of Principal Executive Offices)
                                (972) 690-7675
             (Registrant's Telephone Number, Including Area Code)


     Indicate by check (X) whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

     The number of shares of the registrant's Common Stock outstanding at May 11, 1998 was 1,000. There is no public trading market for shares of the registrant's Common Stock.


================================================================================

Part I  - Financial Information Item
Item 1. - Financial Statements
          --------------------

                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                SEPTEMBER 27,                         MARCH 28,
                                                                1997                                  1998
                                                                ---------------------                 -------------------
     ASSETS                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $      -                            $      -
   Accounts receivable, net                                                    21,960                              19,006
   Inventory                                                                   28,645                              26,496
   Prepaid expenses and other                                                      78                                 236
                                                                ---------------------                 -------------------
     Total current assets                                                      50,683                              45,738

Property, plant and equipment:
   Land                                                                         1,499                               1,499
   Buildings and leasehold improvements                                        44,531                              44,625
   Machinery and equipment                                                     44,517                              48,062
   Land improvements and other                                                  3,144                               1,045
                                                                               93,691                              95,231
   Accumulated depreciation                                                    (7,358)                            (11,896)
                                                                ---------------------                 -------------------
     Net property, plant and equipment                                         86,333                              83,335

Other assets:
   Intangible assets                                                           65,389                              64,214
   Organizational and deferred debt issuance costs                              8,767                               8,092
   Other                                                                           89                                  64
                                                                ---------------------                 -------------------
     Total assets                                                            $211,261                            $201,443
                                                                =====================                 ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $ 18,658                            $ 12,226
   Current portion of long-term debt                                            8,450                               7,750
                                                                ---------------------                 -------------------
      Total current liabilities                                                27,108                              19,976

Long-term debt, less current portion                                          141,050                             142,250

Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                                   -
   Additional paid-in capital                                                  45,585                              45,585
   Accumulated deficit                                                         (2,482)                             (6,368)
                                                                ---------------------                 -------------------
     Total stockholders' equity                                                43,103                              39,217
                                                                ---------------------                 -------------------
     Total liabilities and stockholders' equity                              $211,261                            $201,443
                                                                =====================                 ===================


See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)




                                        Company               |  Predecessor  |                      Company
                         -------------------------------------|---------------|---------------------------------------------------
                             Three months      Three months   |   Proforma    |    Eighteen      Proforma six            Six
                                ended             ended       |  Eight weeks  |     weeks           months              months
                                                              |     ended     |     ended           ended                ended
                              March 29,         March 28,     | November 25,  |    March 29,       March 29,           March 28,
                                 1997              1998       |     1996      |      1997            1997                1998
                             (Unaudited)       (Unaudited)    |  (Unaudited)  |  (Unaudited)     (Unaudited)         (Unaudited)
                         -------------------------------------|---------------|---------------------------------------------------
                                                              |               |
                                                              |               |
Sales                            $48,559           $49,573    |     $31,966   |     $65,677         $97,643            $100,560
Costs of goods sold               39,546            40,649    |      25,917   |      53,990          80,538              81,891
                         -------------------------------------|---------------|---------------------------------------------------
   Gross profit                    9,013             8,924    |       6,049   |      11,687          17,105              18,669
                                                              |               |
Operating expenses:                                           |               |
   Selling, general                                           |               |
    and Administrative             5,675             6,364    |       4,153   |       7,333          11,542              12,424
   Amortization                      761               808    |         250   |       1,049           1,399               1,668
                         -------------------------------------|---------------|---------------------------------------------------
     Total operating                                          |               |
      expenses                     6,436             7,172    |       4,403   |       8,382          12,941              14,092
                         -------------------------------------|---------------|---------------------------------------------------
Operating income                   2,577             1,752    |       1,646   |       3,305           4,164               4,577
                                                              |               |
Interest expense                   4,066             4,277    |           -   |       5,604           8,293               8,476
Other (income) expense                 -                (5)   |           -   |           -               -                 (13)
                         -------------------------------------|---------------|---------------------------------------------------
Earnings before taxes                                         |               |
 on income                        (1,489)           (2,520)   |       1,646)  |      (2,299)         (4,129)             (3,886)
Income tax expense                     -                 -    |         731   |           -               -                   -
                         -------------------------------------|---------------|---------------------------------------------------
     Net income (loss)           $(1,489)          $(2,520)   |     $   915   |     $(2,299)        $(4,129)           $ (3,886)
                         =====================================|===============|===================================================



See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 PREDECESSOR       |                  COMPANY
                                                         ------------------------- | ---------------------------------------
                                                            EIGHT WEEKS            |     EIGHTEEN WEEKS      SIX
                                                            ENDED                  |     ENDED               MONTHS
                                                            NOVEMBER 25,           |     MARCH 29,           ENDED
                                                             1996                  |      1997               MARCH 28,
                                                                                   |                         1998
                                                         --------------------      | ---------------------------------------
                                                              (Unaudited)          |              (Unaudited)
                                                                                   |
                                                                                   |
Cash flows from operating activities:                                              |
   Net income (loss)                                                    $ 915      |            $  (2,299)           $(3,886)
   Adjustments to reconcile net income (loss) to net                               |
     Cash provided by (used in) operating activities:                              |
      Depreciation                                                        342      |                2,897              4,538
      Amortization                                                        250      |                1,330              2,100
      Allowance for bad debt                                                -      |                    -                (88)
      Deferred income taxes                                                26      |                    -                  -
      Loss on disposition of equipment                                      -      |                    -                  -
Changes in assets and liabilities:                                                 |
         Increase in accounts receivable                                    -      |              (14,337)             3,041
         (Increase) decrease in inventory                                (571)     |                5,685              2,150
         Increase in prepaid expenses and other                             -      |                 (595)              (133)
         Increase in accounts payable and                                          |
           Accrued expenses                                                 -      |               13,762             (6,432)
                                                         --------------------      | ---------------------------------------
     Net cash provided by (used in) operating                                      |
      activities                                                          962      |                6,443              1,290
                                                                                   |
Cash flows from investing activities:                                              |
   Purchases of plant and equipment                                      (141)     |                 (864)            (1,540)
   Acquisition, net of cash received                                        -      |             (184,349)                 -
   Proceeds from sale of equipment                                          -      |                   15                  -
   Other                                                                    -      |                    -                (84)
                                                         --------------------      | ---------------------------------------
     Net cash provided by (used in) investing                                      |
      activities                                                         (141)     |             (185,198)            (1,624)
                                                                                   |
Cash flows from financing activities:                                              |
   Proceeds from note offering                                              -      |              100,000                  -
   Capital contributions                                                    -      |               45,000                  -
   Proceeds from revolving line of credit                                   -      |               10,000              9,000
   Payments on revolving line of credit                                     -      |               (5,000)            (6,000)
   Proceeds from term loan                                                  -      |               40,000                  -
   Payments on term loan                                                    -      |               (1,250)            (2,500)
   Debt issuance and organizational costs                                   -      |               (9,995)                 -
   Expenses for deal                                                        -      |                    -                (33)
   Expenses for debt                                                        -      |                    -               (133)
   Decrease in Investment and advances by                                          |
     Tyson                                                               (821)     |                    -                  -
                                                         --------------------      | ---------------------------------------
     Net cash (used in) provided by financing                                      |
      activities                                                         (821)     |              178,755                334
                                                         --------------------      | ---------------------------------------
Net increase in cash and cash equivalents                                   -      |                    -                  -
Cash and cash equivalents at beginning of period                            9      |                    -                  -
                                                         --------------------      | ---------------------------------------
Cash and cash equivalents at end of period                              $   9      |            $       -            $     -
                                                         ====================      | =======================================

See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
March 28, 1998


1.   ORGANIZATION AND BASIS OF PRESENTATION

     On November 25, 1996 the Company acquired certain assets and liabilities of the beef processing division (the "Predecessor"), of Tyson Foods, Inc., in exchange for a cash payment of approximately $184 million (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45 million in common stock, and the proceeds from the borrowings described in the notes. The Company assumed no liabilities or obligations of Tyson or the Predecessor with the exception of those defined in the purchase agreement; future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson has agreed to indemnify the Company from any and all liabilities and obligations relating to the Predecessor, other than the aforementioned liabilities assumed by the Company. The Company and Tyson have also entered into a non-competition agreement which expires two years from the date of closing, in which the parties have agreed, subject to certain exceptions and limitations, to not compete with each other in the production or sale of beef and pork items, in the case of Tyson, and poultry items, in the case of the Company. As a result of the acquisition, financial information for periods through November 25, 1996 are presented on a different cost basis and, therefore, such information may not be comparable.

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

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

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

  Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                    September 27,                March 28,
                                        1997                       1998
                                -------------------        -------------------
   Finished products                        $17,655                    $16,334
   Supplies                                  10,990                     10,162
                                -------------------        -------------------
   Total                                    $28,645                    $26,496
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

     At September 27, 1997 and March 28, 1998, the accumulated amortization was $3.3 million and $5.3 million, respectively.

Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. The liability method provides that deferred tax liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

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

  Allocation of Corporate Expenses

     Prior to the Acquisition from Tyson certain indirect administrative and selling expenses incurred by Tyson, which were not actually incurred for programs specific to the Predecessor, have been allocated to the Predecessor based on net sales. Allocated administrative expenses include costs incurred for all corporate support functions. Allocated selling expenses consisted of costs incurred by Tyson's corporate sales and marketing department. Because these charges were incurred by Tyson, actual charges, if the Predecessor had been a separate entity at the time, might have differed. Certain expenses incurred at Tyson corporate directly related to the Predecessor such as production scheduling, research and development and the corporate aviation department were allocated based on usage.

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $2.9 million and $5.9 million for the three month and six month periods ending March 29, 1997, compared to $3.0 million and $6.2 million for the same periods ending March 28, 1998. Research and Development expenses were $ 0.2 million and $.4 million for the three month and the six month periods ending March 28, 1998. Prior years were nominal, with expenses allocated by Tyson.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Collective Bargaining Agreements

     The Company employs approximately 1,000 people. Currently, approximately 200 employees of a total of 253 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company and the Union in an interim agreement. The Company was not obligated to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

3.   LONG TERM DEBT

Senior Debt

     The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, NA (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 30, 2001. As of March 28, 1998, the Company's available credit under the Revolver was $15.0 million. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $6 million in the remainder of fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $9.75 million in fiscal 2001, and $1.7 million in fiscal 2002.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.75%, or (ii) the Eurodollar rate, LIBOR, plus 2.75%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. The interest rate for the Company based on this formula was 8.24% and 8.26% for the three and six month periods ending March 28, 1998. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At March 28, 1998, the Company's outstanding borrowings under these facilities were $50.25 million, $15 million on the Revolver, $35 million on the Term Loan, and one outstanding letter of credit in the amount of $.250 million.

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

     The Notes were issued pursuant to an indenture, which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at March 28, 1998.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)


3.   LONG TERM DEBT - CONTINUED

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the indenture. The Company paid interest of $4.2 million and $8.5 million respectively for the three month and six month periods ending March 28, 1998.

4.   COMMITMENTS

     Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $43,000 and $54,000 for the three and six month periods ended March 29, 1997 and approximately $32,000 and $64,000 for the three and six month periods ended March 28, 1998.

5.   BENEFIT PLANS

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Predecessor or the Company. Contributions to the defined contribution plans totaled $146,068 and $279,170 for the three and six month period ending March 28, 1998.

6.   INCOME TAXES

     The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended March 28, 1998 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

7.   SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 18% and 16% of sales for the three and six month periods ended March 28, 1998.

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

9.   PRO FORMA INFORMATION

     The pro forma income statement included herein for the three and six month periods ending March 29, 1997 combines the final eight week period September 28, 1996 through November 25, 1996 when the company was owned by the Predecessor, with the eighteen week period November 26, 1996 through March 29, 1997, providing a full three month and six month period to compare with future periods. On a proforma basis, the Company would have sales of $48,559 and $49,573 and a net loss of $1,489 and $2,520 for the three month periods ended March 29, 1997 and March 28, 1998, respectively.

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

                                       Number of Shares  Option Price per Share
                                      -----------------------------------------
Options granted                                  91,468                 $100.00
Options exercised                                     -                       -
Options cancelled                                     -                       -
                                      -----------------------------------------
Options outstanding March 28, 1998               91,468                 $100.00

11.  SUBSEQUENT EVENTS

     During the quarter, the Company entered into a non-binding letter of intent to purchase another Company also in the beef, pork and poultry processing business. Although no assurances can be given, the transaction, terms of which have not been finalized, is anticipated to close prior to the end of the Company's fiscal year.

Part 1 - Financial Information
Item 2


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

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1998" and "fiscal 1997" refer to the 53 and 52 week periods ended October 3, 1998 and September 27, 1997, respectively.

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


RESULTS OF OPERATIONS

Overview

     Discussion of the results of operations for the Company as they relate to the fiscal three and six month periods ending March 29, 1997, is made in
reference to the Pro-forma Statement of Income.   This statement represents an
adjusted combination of two stub periods, one of the Predecessor and one of the Company, which together complete coverage of the time of the three and six month periods ended March 29, 1997. As a result of the Acquisition on November 25, 1996, the Pro-forma statement will not be comparable to prior periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

                           Three months ended                  Six months ended
                    March 29, 1997   March 28, 1998    March 29, 1997   March 28, 1998
                  --------------------------------------------------------------------
Sales Dollars:
  Value Added              $37,205          $36,750           $74,442         $ 75,583
  Ground Beef               11,354           12,823            23,201           24,977
                           -------          -------           -------         --------
      Total                $48,559          $49,573           $97,643         $100,560

Pounds:
  Value Added               24,249           23,128            47,798           48,554
  Ground Beef               12,377           15,079            25,161           29,333
                           -------          -------           -------         --------
      Total                 36,626           38,207            72,959           77,887

Dollars/Pound
  Value Added              $  1.53          $  1.59           $  1.56         $   1.56
  Ground Beef                 0.92             0.85              0.92             0.85
                           -------          -------           -------         --------
      Total                $  1.33          $  1.30           $  1.34         $   1.29

     Sales increased $3.0 million, or 3.1%, from $97.6 million in the six months ended March 29, 1997 to $100.6 million in the six months ended March 28, 1998. This increase is primarily a result of increased sales of ground beef products and, to a lesser extent, increased sales of value added products. Ground beef sales increased 4.1 million pounds, or 16.3%, from 25.2 million pounds in the six months ended March 29, 1997 to 29.3 million pounds in the six months ended March 28, 1998. Value added product sales increased 0.8 million pounds, or 1.4%, from 47.8 million pounds in the six months ended March 29, 1997 to 48.6 million pounds in the six months ended March 28, 1998. Sales increased $1.0 million, or 2.1%, from $48.6 million in the three months ended March 29, 1997 to $49.6 million in the three months ended March 28, 1998. This increase is primarily a result of increased sales of ground beef products, partially offset by decreased sales of value added products. Ground beef sales increased 2.7 million pounds, or 21.2%, from 12.4 million in the three months ended March 29, 1997 to 15.1 million pounds in the three months ended March 28, 1998. Value added products sales decreased 1.1 million pounds, or 5.0%, from 24.2 million pounds in the three months ended March 29, 1997 to 23.1 million pounds in the three months ended March 28, 1998.

     Gross profit increased $1.6 million, or 9.4%, from $17.1 million in the six months ended March 29, 1997 to $18.7 million in the six months ended March 28, 1998. This increase is primarily a result of increased sales of ground beef products and, to a lesser extent, increased sales of value added products. As a percentage of sales, gross profit increased from 17.5% in the six months ended March 29, 1997 to 18.6% in the six months ended March 28, 1998. Gross profit decreased $0.1 million, or 1.1%, from $9.0 million in the three months ended March 29, 1997 to $8.9 million in the three months ended March 28, 1998. This decrease is primarily a result of changes in product mix resulting from increased sales of lower margin ground beef products. As a percentage of sales, gross profit decreased from 18.6% in the three months ended March 29, 1997 to 18.0% in the three months ended March 28, 1998.

     Operating expenses increased $1.2 million, or 9.3%, from $12.9 million in the six months ended March 29, 1997 to $14.1 million in the six months ended March 28, 1998. This increase is primarily a result of organization and staffing of the Company's corporate headquarters following the Acquisition and, to a lesser extent, increased amortization. Operating expenses increased $0.8 million, or 12.5%, from $6.4 million in the three months ended March 29, 1997 to $7.2 million in the three months ended March 28, 1998. This increase is primarily a result of organization and staffing of the Company's corporate headquarters following the Acquisition and, to a lesser extent, increased amortization.

     Operating income increased $0.4 million, or 9.5%, from $4.2 million in the six months ended March 29, 1997 to $4.6 million in the six months ended March 28, 1998. This increase is primarily a result of increased sales and gross profit, partially offset by increased operating expenses. Operating income decreased $0.8 million, or 30.8%, from $2.6 million in the three months ended March 29, 1997 to $1.8 million in the three months ended March 28, 1998. This decrease is primarily a result of decreased gross profit and increased operating expenses.

     Interest expense increased $0.2 million, or 2.4%, from $8.3 million in the six months ended March 29, 1997 to $8.5 million in the six months ended March 28, 1998. This increase is primarily a result of increased borrowings under the Company's revolving credit facility related to increases in inventory and accounts receivable. Interest expense increased $0.2 million, or 4.9%, from $4.1 million, in the three months ended March 29, 1997 to $4.3 million in the three months ended March 28, 1998. This increase is primarily a result of increased borrowings under the Company's revolving credit facility related to increases in inventory and accounts receivable.

     Net loss decreased $0.2 million, or 4.9%, from $4.1 million in the six months ended March 29, 1997 to $3.9 million in the six months ended March 28, 1998. Net loss increased $1.0 million, or 66.7%, from $1.5 million in the three months ended March 29, 1997 to $2.5 million in the three months ended March 28, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, and the related financing (the Notes and the Facilities), the Company has a significant annual principal and interest obligation. Borrowings under the Facilities which totaled $50 million at March 28,1998 ($35 million under the Term Loan and $15 million under the Revolver) accrued interest at an average rate of 8.24% and 8.26% in the three and six month period ended March 28, 1998. Primarily as a result of lower than anticipated sales growth in the six month period ended March 28, 1998, at March 28, 1998, the Company was in noncompliance with certain financial covenants under the Credit Agreement. Subsequent to March 28, 1998, the Company and the Bank amended the Credit Agreement to change the terms of the financial covenants with which the Company was not in compliance. The Company was in compliance with these covenants as of May 11, 1998. Borrowings under the Notes totaled $100 million at March 28, 1998, and accrue interest at a fixed rate of 11.5%.

     In addition to its debt service obligations, the Company needs liquidity for working capital and capital expenditures. For the three and six month periods ended March 28, 1998, the Company spent $.5 million and $1.5 million on capital projects. Primarily these expenditures are for plant improvements and the continued development of systems. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the continued development of its' research and development facility. The Company is continuing to develop and refine its administrative structure to provide additional services, some of which were previously being provided by Tyson. The Company substantially completed the first phase of implementation of its administrative structure in fiscal 1997; however, some additional expenditures and hiring are continuing to refine the corporate functions.

     The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving line of credit. The Company had additional credit availability of $15 million on its revolving line of credit at March 28, 1998. In the six month period ended March 28, 1998, net cash from financing activities of $.3 million and operating activities of $ 1.3 million were used in connection with normal investing activities of $ (1.6) million, primarily for capital expenditures. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1998 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolver. During the quarter, the Company entered into a non-binding letter of intent to purchase a Company that is similar in its operations as a protein processor. Although no assurances can be given as to reaching final agreement and receiving all requisite regulatory and financial approvals, the Company intends to finance the transaction with a combination of additional equity, to come from the current equity holders, and additional senior bank debt.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


EFFECTS OF YEAR 2000 PROBLEMS

     While the Company is not aware of any material expenses or losses of revenue that it will incur as a result of so-called "Year 2000 problems" it is impossible to anticipate all of the ways in which such problems could arise and affect the Company's financial condition and results of operations. In addition to hardware and software problems that could arise within the Company's own computer systems, computer systems with which the Company's systems interface or other machinery, the Company could be affected by the Year 2000 problems of its suppliers, partners or customers, or of other parties upon whom the Company depends, as well. At this time the Company is unable to quantify the possible effect of Year 2000 problems on its financial condition or results of operations; however, the majority of the Company's hardware and software was purchased and implemented in the past year and has been represented to the Company as Year 2000 compliant by the respective vendors.

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

               None

ITEM 5.        OTHER INFORMATION

               None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

               10.1 Amendment to Senior Credit Agreement

               27   Financial Data Schedule

               (b)  Reports on Form 8-K

               None

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 11, 1998     GORGES/QUIK-TO-FIX FOODS, INC.



                         By:  /s/A. Scott Letier
                              --------------------------------------------------
                              A. Scott Letier
                              Vice President-Finance and Chief Financial Officer (Principal Financial Officer)