Form 10-Q
period 1998-06-27
GORGES QUIK TO FIX FOODS INC
filed 1998-08-11
CIK 1030999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998
                                                 -------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM _______TO________

                        COMMISSION FILE NUMBER 333-20155

                         GORGES\QUIK-TO-FIX FOODS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

         DELAWARE                                      58-2263508
     (State or Other                        (I.R.S. Employer Identification No.)
Jurisdiction of Incorporation)

                                9441 LBJ FREEWAY
                                   SUITE 214
                              DALLAS, TEXAS  75243
                    (Address of Principal Executive Offices)
                                 (972) 690-7675
              (Registrant's Telephone Number, Including Area Code)


    Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No
                                              ---     ---
    The number of shares of the registrant's Common Stock outstanding at August 11, 1998 was 1,000. There is no public trading market for shares of the registrant's Common Stock.


================================================================================

Part I  - Financial Information Item
Item 1. -  Financial Statements
           --------------------

                         GORGES/QUIK-TO-FIX FOODS, INC.
                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                     SEPTEMBER 27,                           JUNE 27,
                                                                        1997                                   1998
                                                                ---------------------                 -------------------
                                                                                                            UNAUDITED
     ASSETS
Current assets:
   Cash and cash equivalents                                         $           -                        $           -
   Accounts receivable, net                                                    21,960                              13,352
   Inventory                                                                   28,645                              22,332
   Prepaid expenses and other                                                      78                                 705
                                                                ---------------------                 -------------------
     Total current assets                                                      50,683                              36,389

Property, plant and equipment:
   Land                                                                         1,499                               1,499
   Buildings and leasehold improvements                                        44,531                              44,632
   Machinery and equipment                                                     44,517                              48,703
   Land improvements and other                                                  3,144                               1,599
                                                                ---------------------                 -------------------

                                                                               93,691                              96,433
   Accumulated depreciation                                                    (7,358)                            (14,298)
                                                                ---------------------                 -------------------
     Net property, plant and equipment                                         86,333                              82,135

Other assets:
   Intangible assets                                                           65,389                              63,648
   Organizational and deferred debt issuance costs                              8,767                               7,704
   Other                                                                           89                                  87
                                                                ---------------------                 -------------------
     Total assets                                                    $        211,261                     $       189,963
                                                                =====================                 ===================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                             $         18,658                     $         9,354
   Current portion of long-term debt                                            8,450                              48,350
                                                                ---------------------                 -------------------
      Total current liabilities                                                27,108                              57,704

Long-term debt, less current portion                                          141,050                             100,000

Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                                   -
   Additional paid-in capital                                                  45,585                              45,585
   Accumulated deficit                                                         (2,482)                            (13,326)
                                                                ---------------------                 -------------------
     Total stockholders' equity                                                43,103                              32,259
                                                                ---------------------                 -------------------
     Total liabilities and stockholders' equity                      $        211,261                     $       189,963
                                                                =====================                 ===================


See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)



                                        Company                  Predecessor                      Company
                         -----------------------------------------------------------------------------------------------------
                             Three months      Three months       Proforma        Thirty-one      Proforma      Nine months
                                ended             ended          eight weeks     weeks ended     nine months        ended
                                                                    ended                           ended
                            June 28, 1997     June 27, 1998       November        June 28,        June 28,         June 27,
                                                                  25, 1996          1997            1997             1998
                             (Unaudited)       (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
                         -----------------------------------------------------------------------------------------------------

Sales                              $50,163           $44,034          $31,966        $115,840        $147,806         $144,593
Costs of goods sold                 40,050            39,247           25,917          94,041         120,588          121,240
                         -----------------------------------------------------------------------------------------------------
   Gross profit                     10,113             4,787            6,049          21,799          27,218           23,353

Operating expenses:
   Selling, general
     and Administrative              5,412             6,781            4,153          12,745          16,954           19,101
   Amortization                        869               812              250           1,917           2,268            2,480
                         -----------------------------------------------------------------------------------------------------
     Total operating
       expenses                      6,281             7,593            4,403          14,662          19,222           21,581
                         -----------------------------------------------------------------------------------------------------
Operating income (loss)              3,832            (2,806)           1,646           7,137           7,996            1,772

Interest expense                     4,062             4,151                -           9,666          12,356           12,627
Other (income) expense                (205)                -                -            (205)           (206)             (12)
                         -----------------------------------------------------------------------------------------------------
Earnings before taxes
 on income                             (25)           (6,957)          (1,646)         (2,324)         (4,154)         (10,843)
Income tax expense                       -                 -              731               -               -                -
                         -----------------------------------------------------------------------------------------------------
     Net income (loss)             $   (25)          $(6,957)         $   915        $ (2,324)       $ (4,154)        $(10,843)
                         =====================================================================================================



See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            PREDECESSOR                              COMPANY
                                                         -------------------------       -----------------------------------
                                                            EIGHT WEEKS                  THIRTY-ONE             NINE MONTHS
                                                            ENDED                        WEEKS ENDED            ENDED
                                                            NOVEMBER 25,                 JUNE 28, 1997          JUNE 27,
                                                            1996                                                1998
                                                         --------------------            -----------------------------------
                                                              (Unaudited)                  (Unaudited)          (Unaudited)
Cash flows from operating activities:
   Net income (loss)                                                    $ 915                   $  (2,324)          $(10,843)
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
     Depreciation                                                         342                       5,114              6,944
     Amortization                                                         250                       1,917              2,480
     Amortization of debt issuance costs                                    -                         395                664
     Allowance for bad debt                                                 -                         175                265
     Deferred income taxes                                                 26                           -                  -
     Loss on disposition of equipment                                       -                           -                  -
Changes in assets and liabilities:
         (In)Decrease in accounts receivable                                -                     (17,533)             8,343
         (In)Decrease in inventory                                       (571)                      3,293              6,313
         (In)Decrease in prepaid expenses and other                         -                         (57)              (625)
         In(De)crease in accounts payable                                   -                           -             (5,443)
         In(De)crease in accrued expenses                                   -                      15,861             (3,862)
                                                         --------------------            -----------------------------------
     Net cash provided by (used in) operating                             962                       6,841              4,236
      activities

Cash flows from investing activities:
   Purchases of plant and equipment                                      (141)                     (2,652)            (2,742)
   Acquisition, net of cash received                                        -                    (184,349)                 -
   Proceeds from sale of equipment                                          -                          16                  -
   Other                                                                    -                          61                (87)
                                                         --------------------            -----------------------------------
     Net cash provided by (used in) investing                            (141)                   (186,924)            (2,829)
      activities

Cash flows from financing activities:
   Proceeds from note offering                                              -                     100,000                  -
   Capital contributions                                                    -                      45,585                  -
   Proceeds from revolving line of credit                                   -                      13,000             15,000
   Payments on revolving line of credit                                     -                      (7,000)           (11,000)
   Proceeds from term loan                                                  -                      40,000                  -
   Payments on term loan                                                    -                      (1,250)            (5,150)
   Debt issuance and organizational costs                                   -                     (10,252)              (257)
   Decrease in Investment and advances by
     Tyson                                                               (821)                          -                  -
                                                         --------------------            -----------------------------------
     Net cash (used in) provided by financing                            (821)                    180,083              1,407
      activities
                                                         --------------------            -----------------------------------
Net increase in cash and cash equivalents                                   -                           -                  -
Cash and cash equivalents at beginning of period                            9                           -                  -
                                                         --------------------            -----------------------------------
Cash and cash equivalents at end of period                              $   9                   $       -           $      -
                                                         ====================            ===================================

See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
June 27, 1998


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

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                    September 27,                June 27,
                                        1997                       1998
                                -------------------        -------------------
   Finished products                        $17,655                    $13,711
   Supplies                                  10,990                      8,621
                                -------------------        -------------------
   Total                                    $28,645                    $22,332
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

     At September 27, 1997 and June 27, 1998, the accumulated amortization was $3.3 million and $6.4 million, respectively.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $3.3 million and $9.5 million for the three month and nine month periods ending June 27, 1998, compared to $1.6 million and $4.5 million for the same periods ending June 28, 1997. Research and Development expenses were $ 0.4 million and $0.8 million for the three month and the nine month periods ending June 27, 1998. Expenses in the prior year periods, including some allocation from Tyson, was nominal.

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

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

3.  LONG TERM DEBT

Senior Debt
     The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank of Texas, NA (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million Revolving Credit Facility (the "Revolver"), and a $40 million Term Credit Facility (the "Term Loan"). The Revolver includes a subfacility of $7 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 30, 2001. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $3.5 million in the remainder of fiscal 1998, $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, $9.75 million in fiscal 2001, and $1.7 million in fiscal 2002.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, at the Company's option: (i) the Base Rate plus 1.75%, or (ii) the Eurodollar rate, LIBOR, plus 2.75%, provided, however, the interest rate margins are subject to reductions in the event the Company meets certain performance targets as set forth in the Credit Agreement. The interest rate for the Company based on this formula was 8.37% and 8.30% for the three and nine month periods ending June 27, 1998. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At June 27, 1998, the Company's total outstanding borrowings under the Credit Agreement were $48.4 million, $16 million under the Revolver, $32.4 million under the Term Loan, and one outstanding letter of credit in the amount of $0.66 million.

     Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain technical or financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. Additionally, the Credit Agreement provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock. The Company is currently not in compliance with certain technical or financial and limit ratio covenants under the Credit Agreement. As a result of this noncompliance, amounts outstanding under the Credit Agreement have been classified as current liabilities. This classification is reflective of the fact that the lenders can, without notice, demand payment of all amounts outstanding under the Credit Agreement. The Company is in discussions with its senior lenders concerning an amendment to its credit facility that it expects will address the Company's non-compliance issues as well as its long term financing needs; however, there can be no assurance that the Company will be successful in securing such an amendment.

Subordinated Debt
     On November 25, 1996, the Company consummated a private placement of $100 million aggregate principal amount of 11.5% Senior Subordinated Notes Due 2006 (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and will be payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95 million after underwriting discounts and other debt issuance costs aggregating approximately $5 million. On April 30, 1997, the Company consummated an exchange offer whereby the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at June 27, 1998.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)


     The Notes were issued pursuant to an indenture, which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at June 27, 1998; however, inability to amend the Credit Agreement could lead to an event of default under the Indenture should the Bank exercise its right to accelerate payments under the Credit Agreement or should the Company otherwise default in payment of principal or interest under the Credit Agreement.

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control as defined by the indenture. The Company paid interest of $4.2 million and $12.6 million respectively for the three month and nine month periods ending June 27, 1998.

4.  COMMITMENTS

     Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $62,000 and $122,000 for the three and nine month periods ended June 28, 1997 and approximately $32,000 and $96,000 for the three and nine month periods ended June 27, 1998.

5.  BENEFIT PLANS

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Predecessor or the Company. Contributions to the defined contribution plans totaled $138,439 and $403,298 for the three and nine month period ending June 27, 1998.

6.  INCOME TAXES

     The Predecessor was included in the consolidated federal income tax return of Tyson and computed its federal tax provision as if it filed a separate return. The state tax provision was computed using an effective state tax rate as if the Predecessor filed separate state tax returns. The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended June 27, 1998 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

7.   SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 27% and 26% of sales for the three and nine-month periods ended June 27, 1998.

8.   TRANSACTIONS WITH AFFILIATES

     The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW, under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for it's services in assisting the Company with the structuring and negotiating of this transaction.

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

9.   PRO FORMA INFORMATION

     The pro forma income statement included herein for the three and nine month periods ending June 28, 1997 combines the eight week period September 28, 1996 through November 25, 1996, when the Company was owned by the Predecessor, with the thirty-one week period November 26, 1996 through June 28, 1997, providing a full three month and nine month historical period to compare with current periods.

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

                                        Number of Shares       Option Price per Share
                                    -------------------------------------------------
Options granted                                   93,268                      $100.00
Options exercised                                      -                            -
Options cancelled                                    500                      $100.00
                                    -------------------------------------------------
Options outstanding June 27, 1998                 92,768                      $100.00

Part 1  Financial Information
Item 2


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


RESULTS OF OPERATIONS

Overview

     Discussion of the results of operations for the Company as they relate to the fiscal three and nine month periods ending June 28, 1997, is made in
reference to the Pro-forma Statement of Income.   This statement represents an
adjusted combination of two stub periods, one of the Predecessor and one of the Company, which together complete coverage of the time of the three and nine month periods ended June 28, 1997. As a result of the Acquisition on November 25, 1996, the Pro-forma statement will not be comparable to prior periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

                                           Three months ended                                   Nine months ended
                               June 28, 1997              June 27, 1998               June 28, 1997        June 27, 1998
                           ------------------------------------------------------------------------------------------------
Sales Dollars:
  Value Added                           $34,141                  $30,292                       $108,583            $105,874
  Ground Beef                            16,022                   13,742                         39,223              38,719
                                        -------                  -------                       --------            --------
      Total                             $50,163                  $44,034                       $147,806            $144,593

Pounds:
Total
  ValueAdded                             20,244                   18,489                         68,042              66,953
  Ground Beef                            17,841                   16,318                         43,002              45,582
                                        -------                  -------                       --------            --------
      Total                              38,085                   34,807                        111,044             112,535

Dollars/Pound
  Value Added                           $  1.69                  $  1.64                       $   1.60            $   1.58
  Ground Beef                              0.90                     0.84                           0.91                0.85
                                        -------                  -------                       --------            --------
      Total                             $  1.32                  $  1.27                       $   1.33            $   1.28

     Sales decreased $3.2 million, or 2.2%, from $147.8 million in the nine months ended June 28, 1997 to $144.6 million in the nine months ended June 27, 1998. This decrease reflects decreased sales of value-added products, partially offset by increased sales volume of ground beef products. Ground beef sales increased 2.6 million pounds, or 5.7%, from 43.0 million pounds in the nine months ended June 28, 1997 to 45.6 million pounds in the nine months ended June 27, 1998. Value added product sales decreased 1.1 million pounds, or 1.6%, from
68.0 million pounds in the nine months ended June 28, 1997 to 66.9 million pounds in the nine months ended June 27, 1998. The decrease in sales of value added products is primarily the result of weakness in the Company's national accounts segment. The Company added two national account representatives during late fiscal 1997 and has initiated efforts to increase the Company's presence in the national accounts segment

     Sales decreased $6.2 million, or 12.4%, from $50.2 million in the three months ended June 28, 1997 to $44.0 million in the three months ended June 27, 1998. Sales in pounds for the fiscal third quarter decreased 3.3 million pounds, or 8.7%, from 38.1 million pounds in the three months ended June 28, 1997 to
34.8 million pounds in the three months ended June 27, 1998. This decrease is primarily a result of reduced sales of ground beef products resulting from a large wholesale club customer not renewing its contract with the Company, and to a lesser extent, decreased sales of value added products. This customer accounted for 3.4 million pounds and $3.6 million dollars in sales in the three months ended June 28, 1997, and 6.5 million pounds and $6.8 million dollars in the nine months ended June 28, 1997. Including this loss, ground beef sales decreased 1.5 million pounds, or 8.4%, from 17.8 million pounds in the three months ended June 28, 1997 to 16.3 million pounds in the three months ended June 27, 1998. Value added product sales decreased 1.8 million pounds, or 8.9%, from
20.2 million pounds in the three months ended June 28, 1997 to 18.5 million pounds in the three months ended June 27, 1998.

     Gross profit decreased $3.9 million, or 14.3%, from $27.2 million in the nine months ended June 28, 1997 to $23.3 million in the nine months ended June 27, 1998. As a percentage of sales, gross profit decreased from 18.4% in the nine months ended June 28, 1997 to 16.1% in the nine months ended June 27, 1998. Gross profit decreased $5.3 million, or 52.5%, from $10.1 million in the three months ended June 28, 1997 to $4.8 million in the three months ended June 27, 1998. As a percentage of sales, gross profit decreased from 20.2% in the three months ended June 28, 1997 to 10.9% in the three months ended June 27, 1998. These decreases are primarily a result of the impact of lower sales as described above, on production efficiencies due to decreased production volume. Additionally, implementation of a plan to reduce inventory, whereby the Company has reduced levels of inventory $6.9 million, or 23.6%, since December 27, 1997, and $4.1 million, or 15.5%, since March 28, 1998, has contributed significantly to lowering production rates. Production volume decreased 3.1 million pounds or 2.8% in the nine months ended June 27, 1998 compared to the nine months ended June 28, 1997. Production volume decreased 5.4 million pounds or 13.9% in the three months ended June 27, 1998 compared to the three months ended June 28, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Operating expenses increased $2.4 million, or 12.5% from $19.2 million in the nine months ended June 28, 1997 to $21.6 million in the nine months ended June 27, 1998. Operating expenses increased $1.3 million, or 20.6% from $6.3 million in the three months ended June 28, 1997 to $7.6 million in the three months ended June 27, 1998. These increases are primarily a result of the complete organization and staffing of the Company's corporate headquarters following the Acquisition, increased sales and promotional activity in 1998, full staffing of the Company's research and development group, a significantly higher level of product development activity and, to a lesser extent, increased amortization.

     Operating income decreased $6.2 million, or 77.5%, from $8.0 million in the nine months ended June 28, 1997 to $1.8 million in the nine months ended June 27, 1998. Operating income (loss) decreased $6.6 million, or 173.7%, from $3.8 million in the three months ended June 28, 1997 to $(2.8) million in the three months ended June 27, 1998. These decreases are primarily a result of the sales mix changes resulting in increased volume in the lower margin ground beef segment and decreased volume in the higher margin value added segment decreased plant production volumes and efficiencies due to lower levels of sales, as well as the Company's initiative to lower inventory levels.

     Interest expense increased $0.2 million, or 1.6%, from $12.4 million in the nine months ended June 28, 1997 to $12.6 million in the nine months ended June 27, 1998. Interest expense increased $0.1 million, or 2.4%, from $4.1 million in the three months ended June 28, 1997 to $4.2 million in the three months ended June 27, 1998. These increases are a result of increased outstanding balances on the Company's line of credit, as well as an increase in interest rates.

     Net income (loss) increased $6.7 million, or 159.5%, from $(4.2) million in the nine months ended June 28, 1997 to $(10.8) million in the nine months ended June 27, 1998. Net income (loss) increased $6.9 million, from $(.025) million in the three months ended June 28, 1997 to $(7.0) million in the three months ended June 27, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, and the related financing (the Notes and the Facilities), the Company has significant annual principal and interest obligations. Borrowings under the Facilities which totaled $48.4 million at June 27, 1998 ($32.4 million under the Term Loan and $16 million under the Revolver) accrued interest at an average rate of 8.37% and 8.30% in the three and nine months ended June 27, 1998. Primarily as a result of lower than anticipated sales growth in the nine months ended June 27, 1998, at June 27, 1998, the Company was in noncompliance with certain technical or financial limit and ratio financial covenants under the Credit Agreement. As a result of this noncompliance, all amounts outstanding under the facilities have been classified as current liabilities to reflect the fact that the Bank can, without notice, demand payment of all amounts outstanding under the facilities. The Company is currently in discussion with its senior lenders concerning an amendment to its credit facility that it expects will address the Company's non-compliance issues as well as its long term financing needs. However, there can be no assurance that the Company will be successful in securing such an amendment, or that any such amendment will be sufficient to address the Company's long-term financing needs. Borrowings under the Notes totaled $100 million at June 27, 1998, and accrue interest at a fixed rate of 11.5%.

     The Notes were issued pursuant to an indenture, which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at June 27, 1998; however, inability to amend the Credit Agreement could lead to an event of default under the Indenture should the Bank exercise its right to accelerate payments under the Credit Agreement or should the Company otherwise default in payment of principal or interest under the Credit Agreement.

     In addition to its debt service obligations, the Company needs liquidity for working capital and capital expenditures. For the three and nine month periods ended June 27, 1998, the Company spent $1.2 million and $2.6 million on capital projects, including plant improvements and the continued development of systems and the Company's research and development facility. The Company is continuing to develop and refine its administrative structure to provide additional services, some of which were previously being provided by Tyson. The Company substantially completed the first phase of implementation of its administrative structure in fiscal 1997; however, some additional expenditures and hiring are continuing to refine the corporate functions.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


     The Company's primary sources of liquidity are cash flows from operations and borrowings under its revolving line of credit. The Company had additional credit availability of $14 million on its revolving line of credit at June 27, 1998, although access to this line has been restricted pending negotiation of an amendment to the Credit Agreement with the lenders. In the nine months ended June 27, 1998, net cash from financing activities of $(1.4) million and operating activities of $4.2 million were used in connection with normal investing activities of $ (2.8) million, primarily for capital expenditures. The Company anticipates that its working capital requirements, capital expenditures and scheduled repayments for fiscal 1998 will be satisfied through a combination of cash flows generated from operations together with funds to be available under the Revolver, although no assurances can be given as to reaching an agreement with the lenders on an amendment to the Credit Agreement.


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

PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Primarily as a result of lower than anticipated sales growth in the nine months ended June 27, 1998, at June 27, 1998, the Company was in noncompliance with certain technical or financial limit and ratio covenants under its Credit Agreement. As a result of this noncompliance, all amounts outstanding under the Credit Agreement have been classified as current liabilities, reflecting the fact that the Bank can, without notice, demand payment of all amounts outstanding under the Credit Agreement. The Company is currently in discussions with its senior lenders concerning an amendment to the Credit Agreement that it expects will address the Company's noncompliance issues as well as its long term financing needs. However, there can be no assurance that the Company will be successful in securing such an amendment or that any such amendment will be sufficient to address the Company's long-term financing needs.

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



Dated:  August 11, 1998               GORGES/QUIK-TO-FIX FOODS, INC.



                                      By:/s/A. Scott Letier
                                         -----------------------------
                                         A. Scott Letier
                                         Vice President-Finance and
                                           Chief Financial Officer
                                         (Principal Financial Officer)