Form 10-K405
period 1998-10-03
GORGES QUIK TO FIX FOODS INC
filed 1998-12-30
CIK 1030999

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                   FORM 10-K
                            -----------------------
(MARK ONE)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998

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

                                     NONE

                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common Stock outstanding at December 21, 1998 was 1,000. There is no public trading market for shares of the registrant's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain exhibits to this Form 10-K are incorporated by reference in Part
IV.

================================================================================

                                    GORGES/QUIK-TO-FIX FOODS, INC.

                                          TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 ----
PART I

         Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

         Item 2.  Properties   .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

         Item 3.  Legal  Proceedings     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

         Item 4.  Submission of Matters to a Vote of Security Holders    . . . . . . . . . . . . . 10

PART II

         Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters    . . . .  11

         Item 6.  Selected  Financial  Data   .  .  .  . . . . . . . . . . . . . . . . . . . . . . 12

         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

         Item 8.  Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . .  23

         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

PART III

         Item 10. Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . 23

         Item 11. Executive  Compensation .  .  .  . . . . . . . . . . . . . . . . . . . . . . . . 24

         Item 12. Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . 25

         Item 13. Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . 25

PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . 28

SIGNATURES  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1


                         GORGES/QUIK-TO-FIX-FOODS, INC.

                        1998 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Gorges/Quik-to-Fix Foods, Inc., (the "Company"), or its representatives, may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, changes in the Company's financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth among the factors set forth in the "Factors Affecting Future Performance" section in Item 7 of this report or in the description of the Company's business in Item 1 of this report, as well as factors contained in the Company's other filings with the Commission.

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1999," "fiscal 1998," "fiscal 1997," "fiscal 1996," and "fiscal 1995" refer to the twelve month periods ended October 2, 1999, October 3, 1998, September 27, 1997, September 28, 1996, and September 30, 1995, respectively.

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

     The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products. The Company's two product categories are value added products and ground beef. Value added product offerings include: (i) breaded beef items, such as country fried steak and beef fingers; (ii) charbroiled beef, such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat; and
(iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks and Philly steak slices. Ground beef product offerings consist primarily of ready to cook individually quick frozen ("IQF") hamburger patties. The Company operates four manufacturing facilities, three of which are dedicated to value added products and one of which produces primarily ground beef products. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products principally through broadline and specialty foodservice distributors.

     The Company was formed in 1996 in connection with the acquisition of the processed beef operations (the "Business") of Tyson Foods, Inc. ("Tyson" and the "Acquisition," respectively). Prior to the Acquisition, the Business operated as part of Tyson, the world's largest vertically integrated poultry processor. Tyson acquired a portion of the Business in 1989 through its acquisition of Holly Farms. In doing so, Tyson acquired two separate beef processing companies, Harker's, Inc. ("Harker's") and Quik-to-Fix Foods, Inc. ("Quik-to-Fix, Inc."), each of which had been acquired by Holly Farms in 1986. In 1990, Tyson sold the Harker's brand name and route sales division to Harker's Distribution, Inc., a company formed by former members of Harker's management. In January 1994, Tyson expanded its beef processing operations further by acquiring Gorges Foodservice, Inc., ("Gorges, Inc."), a leading producer of charbroiled beef products. In April 1996, Tyson announced its intention to sell the Business in order to concentrate on its core poultry business. The Acquisition was consummated on November 25, 1996.

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

RECENT DEVELOPMENTS

     Operational Restructuring Plan. Historically, the Company has produced two principal product lines, value added products and ground beef products. Since January 1998, the Company's results have been adversely affected by a number of factors including: (i) a significant decrease in sales volume resulting from the loss of certain national account customers; and (ii) the adverse effects on profitability of lower margin products, especially ground beef. The Company recently completed, with the assistance of outside consultants, a detailed review of its operations and has begun to implement an operational restructuring plan. The Company has implemented or intends to implement the following restructuring measures designed to improve operating efficiencies and better position it to focus its efforts on its core value added products business (the "Restructuring"):

     . Termination of the Low Margin Ground Beef Business. On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. The Company's decision to exit the ground beef business was based on the ground beef business being a low margin, commodity business. Additionally, as a middle tier producer of ground beef products, the Company's operating costs have been higher than many of its larger competitors and have been adversely affected by increased regulation of ground beef production and continued consolidation of the ground beef industry. During fiscal 1998, ground beef represented approximately 26.1% of the Company's total net sales.

     . Disposition of Ground Beef Manufacturing Facility. The Company has offered to sell its Orange City, Iowa manufacturing facility (the "Ground Beef Facility"). Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing 100% of the Company's total ground beef production based on weight. In December 1998, the Company entered into a non-binding letter of intent to sell the Ground Beef Facility by not later than February 1, 1999. This letter of intent is subject to a number of contingencies, many of which are not within the Company's control, including but not limited to the completion of due diligence by the buyer, the negotiation and execution of a definitive sale agreement and the approval of the buyer's board of directors. There can be no assurance that these contingencies will be satisfied on or before February 1, 1999, if at all.

          In the event the Company is unable to consummate the proposed sale of the Ground Beef Facility, it intends to close this facility as soon as practicable to facilitate its exit from the ground beef business and to reduce costs. Should the Company close the Ground Beef Facility, it will continue to explore opportunities to sell this facility. Any proceeds from the sale of the Ground Beef Facility are required to be used to reduce the Company's borrowings under the Credit Facility (as defined herein). The Company incurred significant charges relating to the writedown in value or loss on sale of the Ground Beef Facility in the fiscal year ended October 3, 1998 and expects to incur additional charges in the first quarter of fiscal year 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     . Elimination of Lower Margin Value Added Product Offerings. The Company has identified a number of value added product offerings whose contribution margins are not sufficient to justify their continued production. The Company intends to eliminate these product offerings in order to focus on its higher margin value added product offerings. The Company believes that elimination of less profitable product lines will allow it to produce more efficiently its remaining value added product offerings.

     . Reduction of Working Capital Requirements and Corporate Overhead. The Company intends to reduce inventory levels in connection with its exit from the ground beef business and the elimination of lower margin value added product offerings. The Company also has identified various other areas in which it believes it can reduce its overhead expenses. Additionally, the Restructuring contemplates a reduction in selling, general and administrative costs, as well as other corporate overhead costs.

     . Strengthening of Management Team. In connection with the Restructuring, the Company has strengthened its management team by eliminating the position of President, hiring a new Vice President of Operations and creating the new position of Senior Vice President of Sales and Marketing. The Company believes this will allow it to more efficiently implement the Restructuring and operate its business following the Restructuring. See "Directors and Executive Officers of the Registrant."

     Financial Restructuring. As of October 3, 1998, the Company was not in compliance with certain technical or financial and limit ratio covenants under its credit agreement (the "Credit Agreement") with NationsBank, N.A. (the "Bank") as agent for a syndicate of banks and financial institutions which provides the Company with a $30 million revolving credit facility (the "Revolver") and a $40 million term loan facility (the "Term Loan" and, together with the Revolver, the "Credit Facility"). As a result of its noncompliance under the Credit Facility, the Company was prohibited by the Bank from borrowing additional amounts under the Revolver or making the December 1, 1998 interest payment (the "Interest Payment") on its Senior Subordinated Notes Due 2006, Series B (the "Notes"). In order to address the company's non-compliance under the Credit Facility and to facilitate the Interest Payment, the Company has implemented or intends to implement the following measures designed to address the Company's short-term and long-term financing needs (the "Financial Restructuring"):

     . Amendment to Credit Facility. On October 29, 1998, the Company entered into an amendment to the Credit Facility (the "Amendment") that replaces the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The implementation of new covenants under the Credit Facility may have the effect of reducing the amount available under the Revolver depending on the levels of accounts receivable and inventory at any given time. The Amendment also shortens the maturity of the Credit Facility from November 2001 to November 2000. The change in maturity of the Credit Facility does not affect the repayment schedule under the Credit Facility, except that all payments that previously were due between November 2000 and November 2001 (an aggregate of $11.4 million) will be due on November 30, 2000. Additionally, the Amendment provides that on March 31, 1999, the Company must pay a fee under the Credit Facility equal to 0.25% of the amounts outstanding under the Credit Facility and, thereafter, every three months, the Company must pay a fee under the Credit Facility in cash equal to 0.50% of the amounts outstanding under the Credit Facility until such time as the Company has secured a replacement facility (the "Replacement Credit Facility") from another lender. The Amendment became effective on December 21, 1998, at which time the Company was in compliance with all terms and conditions of the Credit Facility.

      . Repurchase and Retirement of Notes. On October 29, 1998, the Company announced a tender offer pursuant to which it offered to purchase not less than $36,000,000 (the "Minimum Tender Condition") and up to $46,000,000 aggregate principal amount of its Notes (the "Offer"). On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $29,970,000 aggregate principal amount of Notes (the "Tendered Notes"). Additionally, on December 21, 1998, the Company's controlling stockholder, CGW, contributed to the Company $18,030,000 aggregate principal amount of Notes (the "CGW Notes") acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. The repurchase and retirement of the Tendered Notes and the CGW Notes were financed through an equity investment by CGW in GHC totaling $16,900,000.

     . Bridge Loan. On December 21, 1998 the Company obtained from CGW a $4,000,000 subordinated bridge loan (the "Bridge Loan"), the proceeds of which were used to fund the Interest Payment. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained a Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.

     . The Replacement Senior Facility. As a result of the increased fees payable under the Credit Facility pursuant to the Amendment, the Company is seeking a commitment from several alternative lenders with respect to the Replacement Credit Facility. There can be no assurance that the Company will successfully implement the Replacement Credit Facility, or that if obtained, such facility will have terms and conditions satisfactory to the Company or that are more favorable than the Credit Facility.

     As a result of the effectiveness of the Amendment, the retirement of the Tendered Notes and the CGW Notes and the obtaining of the Bridge Loan, as of December 21, 1998, the Company was in compliance with all terms and conditions under the Credit Agreement and the indenture pursuant to which the Notes were issued. The Company believes that the Financial Restructuring will address its short and long-term financing needs and will allow management to concentrate on the completion of the Restructuring. There can be no assurance, however, that the Restructuring or the Financial Restructuring will be successful in improving the Company's financial condition and results of operations. Factors that may affect the success of the Restructuring or the Financial Restructuring include, among other things, the sale or closure of the Ground Beef Facility, the implementation of the Replacement Credit Facility and the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance."


INDUSTRY OVERVIEW

     The Foodservice Industry. Purchases of food prepared away from home have grown consistently for over forty years and currently represent approximately 50% of total food purchases. Demand has risen due to various demographic changes, including increases in personal disposable income, the increasing number of single-parent households and the rising number of dual income families. The Company believes it has strengthened its relationships with broadline and specialty foodservice distributors over the last decade, a period of industry consolidation. Furthermore, management believes that the Company is well positioned to continue to identify and capitalize on certain segments of the foodservice industry that are growing at a faster rate than the foodservice industry overall.

     The Company believes restaurants and other foodservice providers are seeking to outsource more of the ''back-of-the-house'' food preparation process in order to reduce preparation costs and to ensure product safety, quality and consistency. Management believes the growth in the foodservice industry, combined with the trend of outsourcing food preparation, will enhance the growth of value added food processors.

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

     According to the Beef Industry Council, within the foodservice industry, beef consumption increased from 6.22 billion beef servings in commercial restaurants in 1991 to 6.68 billion servings in 1994, a 7.4% increase. Furthermore, according to NPD/CREST, ground beef represents 79% of all beef served away from home. Fueled by high value ''combo'' meals in the fast food segment, ground beef volume sales in the restaurant industry grew by 2.5% in 1996.

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

     Value added products accounted for $149.0 million (73.9%), $147.3 million (71.9%) and $149.6 million (64.3%) of sales (excluding frozen portion steak sales) in fiscal 1998, fiscal 1997, and fiscal 1996, respectively.

     Ground Beef. The Company currently serves the ground beef market principally through the sale of IQF patties. The ground beef market is very competitive and is served by a large number of national and regional suppliers. Ground beef customers include Sonic, Harker's, and Sysco.

     Ground beef accounted for $56.3 million (26.7%), $57.4 million (28.1%) and $74.7 million (32.1%) of sales (excluding frozen portion steak sales) in fiscal 1998, fiscal 1997, and fiscal 1996 respectively. As part of the Restructuring, the Company intends to exit the ground beef business. Accordingly, the Company expects that sales of ground beef products will decline significantly in fiscal 1999 and will not continue after the second quarter of fiscal 1999.

GROWTH STRATEGY

     The Company's business was acquired from Tyson on November 25, 1996. Prior to the Acquisition, Tyson's management modified its strategy of providing a full range of center of the plate meat proteins in addition to chicken. Accordingly Tyson returned its focus to its core poultry business, as evidenced by its adoption of the ''We're Chicken'' campaign in early 1996.

     The Company's principal business objective is to build its higher margin value added business. Value added products address many of the concerns within the foodservice industry, including cost reduction, food safety and product quality and consistency. Management believes that by focusing on its core value added product offerings, the Company will be better able to capitalize on its strengths and industry trends, including the following.

     . Favorable Trends in the Foodservice Industry. Purchases of food prepared away from home have grown consistently for over forty years and currently represent approximately 50% of total food purchases. Demand has risen due to various demographic changes, including increases in personal disposable income, the increasing number of single-parent households and the rising number of dual income families.

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

     . Strong and Diverse Customer Base. The Company has a strong and diverse customer base, anchored by 48 of the 50 largest broadline foodservice distributors. The Company's products are purchased by several the 50 largest multi-unit restaurant chains in the United States, including Shoney's, Metromedia (Steak and Ale, Bennigan's and Ponderosa) and Advantica (Denny's, Coco's and Carrow's) as well as by institutional customers such as Marriott Corporation and Aramark. The Company also services school districts through the USDA Commodity Reprocessing Program.

     . Modern Facilities with Excess Capacity. As part of the Restructuring, the Company intends to sell or close the Ground Beef Facility to aid its exit from the ground beef business. The Company's three remaining modern facilities use state-of-the-art equipment with capacity that will allow significant volume increases without major additional capital expenditures.

     . Experienced and Focused Management Team. Prior to the Acquisition, the Company's four plants operated primarily as independent facilities rather than as an integrated unit. Furthermore, strategic decisions were made by corporate level managers whose principal focus was on Tyson's core poultry business. As part of the Restructuring, the Company has strengthened its management team by eliminating the position of President, hiring a new Vice President of Operations and creating the new position of Senior Vice President of Sales and Marketing. The Company believes this will allow it to more efficiently implement the Restructuring and operate its business following the Restructuring.


SALES AND MARKETING

     Sales and Marketing Team

     The Company's sales and marketing team consists of 16 experienced professionals, most of whom worked with Gorges, Inc., Harker's or Quik-to-Fix, Inc. prior to their respective acquisitions by Tyson. Until May 1996, these sales professionals marketed substantially all of the Tyson product line. With volume based incentives, sales were dominated by high volume chicken products. The Company's sales force, now selling only the Company's product lines, continues to be compensated based on sales volume and growth based incentive programs, all of which are tied to sales of the Company's predominantly beef based product lines.


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

     During fiscal 1998, Sysco and Harker's accounted for 16.6% and 10.7% of gross sales, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting Future Performance."

     Foodservice Distributors

     Broadline foodservice distributors distribute a full line of dry, refrigerated and frozen food products to commercial and non-commercial foodservice operators. A majority of the Company's sales are made to broadline and specialty foodservice distributors which resell the Company's products to end users under the Gorges and Quik-to-Fix brand names or under the distributor's private label using items produced and packaged for the distributor. The Company has established strong relationships with 48, if necessary] of the top 50 broadline foodservice distributors in the United States, including Sysco, US Food Service (formerly JP Foodservice, US Foodservice and Rykoff-Sexton), Alliant Foodservice, Inc. and PYA/Monarch, Inc.

     End Users. The four primary end users of the Company's products are: (i) independent commercial foodservice operators, including fast food, family dining and fine dining restaurants, snack bars and caterers, most of which purchase their products through broadline foodservice distributors; (ii) national accounts, concentrated in the rapidly growing fast food and family dining category, which generally have centralized buying organizations served by either broadline or specialty foodservice distributors; (iii) wholesale clubs such as Price/Cost Co.; and (iv) non-commercial foodservice operators, including corporate cafeterias and health care and educational institutions, most of which purchase their products primarily through broadline foodservice distributors.

     USDA Commodity Reprocessing. The Company participates in the USDA Commodity Reprocessing Program. Under this federal program, the Company takes USDA-donated commodity beef and further processes it for schools. The Company charges a fee for processing the beef into value-added further processed products such as charbroiled beef patties and fully cooked breaded beef patties. The program has complex administrative requirements with which the Company has significant experience. These complex administrative requirements make it difficult for competitors to enter the business on a casual basis. The majority of demand for a product under the program arises each springs and fall; however, the frozen nature of the product allows production to be scheduled throughout the year to keep plant utilization high. Despite this segments continued growth as a percent of the Company's sales, the Company has historically derived less than 10% of its revenues from the USDA Commodity Reprocessing Program.


DISTRIBUTION

     The Company is one of the few value added beef processors that distributes its products nationally. Prior to the Acquisition, all of the Company's products were shipped frozen to customers, to public warehouses for distribution or to a Tyson warehouse for distribution with other Tyson products. Historically, two thirds of the Company's shipping requirements have been met by independent shippers and trucking lines with the remainder being shipped in Tyson-owned trucks with charges to the Company at market rates. Between 1994 and the consummation of the Acquisition, Tyson required the Business to stock inventory at four separate warehouses to accommodate Tyson's poultry shipping needs, thereby resulting in higher inventory levels. Beginning June 1, 1997, the Company established a distribution network using its own warehouses and two primary public warehouses. Substantially all of the Company's products are shipped by common and contract carriers. Management believes that this network will allow the Company to maintain its national distribution capability.

SUPPLIERS

     The three major components of the Company's products are: (i) meat proteins; (ii) batter, breading, spices and other ingredients; and (iii) packaging material.

     The Company has long standing relationships with numerous major beef suppliers and operates a centralized procurement group that is responsible for sourcing beef for all of its facilities. Approximately 50% of the Company's beef needs are obtained from two major suppliers: IBP and Montfort (ConAgra). The Company's pork and poultry needs also are sourced primarily from these major suppliers, as well as Tyson Foods, and John Morrell. Although the supply of meat proteins is concentrated, it is a commodity market and supplies at USDA standards are readily available from a variety of sources. The Company typically purchases raw materials from its suppliers using short-term purchase orders. The Company does not speculate in the markets for its raw materials and generally does not enter into long-term contractual arrangements with its suppliers. As a matter of policy, the Company performs its own quality assurance testing of its raw materials; however, the Company does require pre-testing by its suppliers of raw materials to be used in its IQF raw ground beef products.

     Batters, breading, spices and other ingredients, once specified, are purchased at the plant level, typically from regional suppliers.

     Virtually all packaging material requirements for the Company's products, which consist of corrugated boxes, plastic bags and labels, are acquired on a local basis for each of the plants.

RESEARCH AND DEVELOPMENT

     Over the past three years, the Company has introduced a variety of new products or product extensions, including the Super and Ultra Crispy Country Fried Steaks, Pub Burger, Beef TastyRib, charbroiled meatballs, cooked taco meat, philly beef steak slices, breaded turkey and cooked babyback ribs. The Company currently employs nine research and development professionals dedicated to product development, headed by a team leader with a BS in Biochemistry and Food Science and Masters degrees in Biochemistry and Business Administration. The Company's research and development team works closely with the sales force to respond to changing customer needs.

ENVIRONMENTAL MATTERS

     The operations of the Company and the ownership of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations. The Company believes it is currently in material compliance with all known material and applicable environmental regulations and currently does not expect to make material capital expenditures with respect to environmental control facilities during fiscal 1999. However, in the future the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and may be required to make capital expenditures to comply with environmental laws.

     Prior to the Acquisition, Tyson incurred monthly surcharges of approximately $40,000 to the city of Garland, Texas as a result of effluent wastewater discharges from the Garland, Texas facility. Tyson elected to pay the monthly surcharges and not modify the facility to allow for reduction or elimination of the surcharges. Since the Acquisition, the Company has continued to incur the monthly surcharges although slightly reduced in amount due to certain modifications of the facility. The Company currently does not intend to further modify the facility to allow its operation without incurring any surcharge due to the prohibitive nature of the amount of needed investment; however, this will not preclude other minor modifications as needed or deemed necessary over time to help further reduce these charges. The amount of the surcharge is calculated based on the amount of effluent discharge and the total amount of water used by the Garland, Texas plant. Management does not believe that the incurrence of the aforementioned surcharges will have a material adverse effect on the Company's business, results of operations and debt service capabilities. There can be no assurance, however, that such surcharges will not be increased or that the Company will not be required to modify its operations, which may result in significant expenses or material capital expenditures.

GOVERNMENTAL REGULATION

     The Company is subject to federal, state and local health laws and regulations that establish standards for the manufacture, storage, labeling and transport of foodstuffs. The USDA is the regulatory body, which is primarily responsible for oversight of the Company's operations. Beef, pork and poultry inspection is mandatory, under the jurisdiction of the Food Safety and Inspection Service (a division of the USDA), for meat that is transported across state lines or is otherwise placed in interstate commerce. Tyson has made, and the Company may be required to make, capital expenditures in response to changing compliance standards and production, storage, and transportation technology.

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

     The Company operates an USDA-approved Total Quality Control program at each facility. The Company's programs assure that the Company's products are manufactured under conditions that meet or exceed all applicable government standards. Such programs are monitored by federal inspectors and include: (i) inspection of meat at various stages of processing; (ii) temperature monitoring for both fresh and cooked meat; (iii) review of packaging and labels used for fresh and processed meat; and (iv) controlling and monitoring the use of additives.

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

     The operations and the products of the Company are also subject to state and local regulation through such measures as licensing of plants, enforcement of health standards and inspection of the facilities. Enforcement actions for violations of federal, state and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions and/or monetary penalties. Management believes that the Company's facilities and practices are sufficient to maintain compliance with applicable government regulations, although there can be no assurances in this regard.

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

COMPETITION

     The value-added beef processing industry is highly competitive, with a large number of competitors offering similar products. The Company's most significant competitors in its primary markets are Advance Meats, King's Command, Penthouse Meats, Pierre/Fresh Foods, Travis Meats and Zartic. In addition, certain of the Company's suppliers, such as Cargill, IBP and ConAgra, produce ground beef products that compete directly with certain of the Company's products. The Company seeks to successfully compete with these suppliers by providing a diversity of product offerings and custom order packaging to meet its customers' needs. However, there can be no assurance that such suppliers will not expand their presence in the value-added beef processing industry in the future. These suppliers and Hudson Specialty Foods are larger and have greater resources than the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants.

EMPLOYEES

     The Company employs approximately 1,000 people. However, in connection with the Restructuring and the sale or closure of the Ground Beef Facility, the Company expects to reduce its total number of employees by approximately 250. Currently, approximately 200 employees of a total of 253 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company at the time of the consummation of the Acquisition. The Company was not obligated to enter into the collective bargaining agreement agreed upon by Tyson and the Union or to continue to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so. [Has the Union contract been finalized?]

ITEM 2.  PROPERTIES.

     The Company's properties consist of the following manufacturing facilities:

     ----------------------------------------------------------------------
              LOCATION               PRODUCT CATEGORY       SQUARE FOOTAGE
     ---------------------------  -----------------------  ----------------
     ----------------------------------------------------------------------
     Garland, Texas                Value added products             122,166
     ----------------------------------------------------------------------
     Harlingen, Texas              Value added products             111,412
     ----------------------------------------------------------------------
     Orange City, Iowa             Ground beef and value            135,600
                                      added products
     ----------------------------------------------------------------------
     Sioux Center, Iowa            Value added products              72,211
     ----------------------------------------------------------------------

     The Company owns all of the manufacturing facilities. The Company has offered to sell its Orange City, Iowa manufacturing facility and has entered into a non-binding letter of intent to sell this facility by February 1, 1999. In the event the Company is unable to consummate the proposed sale of the Ground Beef Facility, it intends to close this facility as soon as practicable to facilitate its exit from the ground beef business and to reduce costs. Should the Company close the Ground Beef Facility, it will continue to explore opportunities to sell this facility. The Company's principal executive offices are located at 9441 LBJ Freeway, Suite 214, Dallas, Texas 75243.

ITEM 3.  LEGAL PROCEEDINGS.

     At the present, the Company is not a party to nor are any of its properties subject to any lawsuit or proceeding which, in the opinion of management of the Company, is likely, individually or in the aggregate, to have a material adverse effect on the Company. However, the Company is likely to be subject to claims arising from time to time in the ordinary course of its business. In certain of such actions, plaintiffs may request punitive or other damages that may not be covered by insurance and, accordingly, no assurance can be given with respect to the ultimate outcome of any such possible future claims or litigation or their effect on the Company.

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

     On November 25, 1996, CGW, NationsBanc Investment Corp. ("NBIC"), Mellon Bank, N.A., as trustee of First Plaza Group Trust, a General Motors pension plan ("FPGT") and Messrs. Culwell, Mitchell, Powers, Collins and Aviles (each a "Senior Manager" and, collectively, the "Senior Managers" and, together with NBIC and FPGT, the "Stockholders") entered into a Securities Purchase and Stockholders Agreement (the "Securities Purchase and Stockholders Agreement") with regard to GHC. Subsequent to the Acquisition Closing, Mr. Letier became a party to the Securities Purchase and Stockholders' Agreement (Mr. Letier shall hereinafter be included in the definitions of Stockholder and Senior Manager). All future purchasers of GHC common stock will be required to enter into the Securities Purchase and Stockholders Agreement. The Securities Purchase and Stockholders Agreement contains provisions concerning the governance of GHC and the Company, restrictions on the transferability of the securities of GHC and the Company and registration rights for the securities of GHC held by the Stockholders.

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

     In connection with the Financial Restructuring, in December 1998 CGW acquired additional equity securities of GHC. In order to provide NBIC, FPGT and the Senior Managers with the benefit of the pre-emptive rights under the Securities Purchase and Stockholders Agreement, CGW has agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. Assuming each of NBIC, FPGT and the Senior Managers accept this offer, CGW will continue to beneficially own shares representing 54.8% of the voting interest in GHC. Should any or all of NBIC, FPGT or the Senior Managers decline this offer, CGW's beneficial ownership of GHC will increase proportionately.

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


ITEM 6.  SELECTED FINANCIAL DATA.

         The following table presents (i) selected historical financial information of the Company and the Business, as of the dates and for the periods indicated, and (ii) summary pro forma financial information of the Company, as of the date and for the period indicated, adjusted for the completion of the Acquisition. The historical financial information for the year ended October 3, 1998 and the three hundred six days ended September 27, 1997 have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP. The historical information for the three years in the period ended September 28, 1996 and the fifty-eight days ended November 25, 1996 has been derived from the Business' financial statements, which have been audited by Ernst & Young LLP. The summary pro forma information does not purport to represent what the Company's results of operations would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The summary financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this annual report.


                                                        Business                               Company
                             ---------------------------------------------------------------------------------------------
                              Year Ended   Year Ended    Year Ended   September     November    September    Year Ended
                              October 1,    September    September     29, 1996     26, 1996     29, 1996    October 3,
                                 1994       30, 1995      28, 1996        to           to           to          1998
                                                                       November    September    September
                                                                       25, 1996     27, 1997     27, 1997
                                                                      (58 days)    (306 days)      (Pro
                                                                    (In thousands)                forma)(2)
Statement of
operations data:
Revenues                        $331,969     $304,474      $232,761     $31,966     $172,738     $204,704      $201,581
Costs and expenses,
 excluding amortization          312,480      283,337       215,973      30,070      158,794      189,649       199,627
 and restructuring
Amortization                       1,528        1,624         1,624         250        2,706        3,057         3,294
Restructuring expense                  -            -             -           -            -            -        13,900
Operating income (loss)           17,961       19,513        15,164       1,646       11,238       12,098      (15,240)
Interest expense                       -            -             -           -       13,709       16,398        17,243
Other expenses (income)                4          678           796           -           11           11          (10)
Income tax                         7,508        7,931         6,205         731            -            -            58
Net income (loss)                $10,449      $10,904        $8,163        $915      ($2,482)     ($4,311)     ($32,531)

Balance sheet data (at
 period end):
Total assets                                                                        $211,261     $211,261      $171,803
Total debt                                                                           149,500      149,500       147,850
Total equity                                                                          43,103       43,103        10,572

Other data:
EBITDA (1)                        28,579       29,877        24,080       2,238       21,291       24,768        11,487
Cash provided by (used for)
 operating activities             16,724       21,107        15,895         962        3,117          N/A         6,785
Cash provided by (used for)
 investing activities            (39,773        2,510          (609)       (141)    (187,944)         N/A        (3,208)
Cash provided by (used for)
 financing activities             23,075      (23,637)      (15,286)       (821)     184,827          N/A        (1,906)
Capital expenditures               6,580        2,792           735         141        3,691        3,832         3,112

(1) Excludes one time charge of $13,900 for the year ended October 3, 1998 relating to the Restructuring.
(2) The pro forma results reflect the information assuming the Acquisition occurred at September 29, 1996.

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

     The following discussion should be read in conjunction with the Audited Financial Statements and the Notes thereto, and the Unaudited Pro Forma Financial Statements and the Notes thereto of the Company included elsewhere in this report.

RESULTS OF OPERATIONS

     The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1998," "fiscal 1997" and "fiscal 1996" refer to the twelve month periods ended October 3, 1998, September 27, 1997, and September 28, 1996, respectively. Discussion of the results of operations for the Company as they relate to fiscal 1997 are made in reference to the pro forma Statement of Income, which represents an adjusted combination of the two stub periods, one of the Business prior to the consummation of the Acquisition, and one of the Company following the consummation of the Acquisition, which together completes coverage of the time of the 52 week period ended September 27, 1997.


     The following tables set forth, for the fiscal periods indicated: (i) sales and categories of expenses in dollars and as a percentage of sales; and (ii) production volumes.

                                                        FISCAL YEAR ENDED
                          ---------------------------------------------------------------------------
                               SEPTEMBER 28,               SEPTEMBER 27,               OCTOBER 3,
                                  1996                        1997                        1998
                                HISTORICAL                  PRO FORMA                   COMPANY
                          ---------------------------------------------------------------------------
                                                (DOLLARS AND POUNDS IN THOUSANDS)
SALES                        $232,761     100.0%        $204,704     100.0%        $201,581     100.0%
COST OF GOODS SOLD            189,559      81.4          166,696      81.4          171,746      85.2
                          ---------------------------------------------------------------------------
GROSS PROFIT                   43,202      18.6           38,008      18.6           29,835      14.8
OPERATING EXPENSES             28,038      12.1           25,910      12.7           45,075      22.4
                          ---------------------------------------------------------------------------
OPERATING INCOME (LOSS)        15,164       6.5           12,098       5.9          (15,240)     -7.6
OTHER EXPENSES                    796       0.3           16,409       8.0           17,233       8.5
                          ---------------------------------------------------------------------------
EARNINGS BEFORE TAXES
ON INCOME (LOSS)               14,368       6.2           (4,311)     -2.1          (32,473)    -16.1

PROVISION FOR INCOME
TAXES                           6,205       2.7                -       0.0               58       0.0
                          ---------------------------------------------------------------------------
NET INCOME (LOSS)            $  8,163       3.5%        $ (4,311)     -2.1%        $(32,531)    -16.1
                          ===========================================================================
VOLUME (IN POUNDS)            173,821                    154,628                    156,192

                                                           FISCAL YEAR ENDED
                                               -----------------------------------------
                                 SEPTEMBER 28, 1996        SEPTEMBER 27, 1997          OCTOBER 3, 1998
                                 ------------------        ------------------          ---------------
                                     HISTORICAL                PRO FORMA                   COMPANY
                                     ----------                ---------                   -------
                                      (DOLLARS AND POUNDS IN THOUSANDS, EXCEPT PER POUND AMOUNTS)
DOLLARS
Value added products............      $149,564                  $147,260                  $149,051
Ground beef.....................        74,670                    57,444                    52,530
Frozen portion steaks...........         8,527                         -                         -
                                      --------                  --------                  --------
                                      $232,761                  $204,704                  $201,581
                                      ========                  ========                  ========
VOLUMES (IN POUNDS)
Value added products............        93,631                    92,065                    92,494
Ground beef.....................        77,604                    62,563                    63,698

Frozen portion steaks...........         2,586                         -                         -
                                      --------                  --------                  --------
                                       173,821                   154,628                   156,192
                                      ========                  ========                  ========
SALES PER POUND
Value added products............      $   1.60                  $   1.60                  $   1.61
Ground beef.....................          0.96                       .92                      0.82
Frozen portion steaks...........          3.30                         -                         -
                                      --------                  --------                  --------
Overall average.................      $   1.34                  $   1.32                  $   1.29
                                      ========                  ========                  ========

FISCAL YEAR ENDED OCTOBER 3, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 27,
1997

     Sales. Total sales decreased $3.1 million, or 1.5%, from $204.7 million in fiscal 1997 to $201.6 million in fiscal 1998. This decrease was primarily due to decreased sales of ground beef, partially offset by increased sales of value added products.

     Sales of value added products increased $1.8 million, or 1.2%, from $147.3 million in fiscal 1997 to $149.0 million in fiscal 1998. This increase reflects increased sales in the first quarter of fiscal 1998, partially offset by decreases in sales to national accounts in the second and third quarters of fiscal 1998. This increase is also partially attributable to the inclusion of an additional week in fiscal 1998 compared to fiscal 1997 and increases in average selling prices, partially offset by the discontinuation of sales of certain less profitable value added products. Value added product sales increased 0.4 million pounds, or 0.5%, from 92.1 million pounds in fiscal 1997 to 92.5 million pounds in fiscal 1998.

     Sales of ground beef products decreased $4.9 million, or 8.6%, from $57.4 million in fiscal 1997 to $52.5 million in fiscal 1998. This decrease was primarily due to decreased sales volumes resulting from the completion of a contract with a national club store and, to a lesser extent, decreases in average selling prices. The decrease in average selling prices is primarily due to lower prices for raw materials, which the Company passed on, in part, to its customers. The Company's ground beef contracts with its customers are generally formula based, changing periodically (weekly, monthly or quarterly) as the market price of the raw materials change; therefore, changes in the costs of raw materials are quickly passed along to customers. Ground beef product sales increased 1.1 million pounds, or 1.8%, from 62.6 million pounds in fiscal 1997 to 63.7 million pounds in fiscal 1998.

     Gross Profit. Gross profit decreased $8.2 million, or 21.5%, from $38.0 million in fiscal 1997 to $29.8 million in fiscal 1998. As a percentage of sales, gross profit decreased from 18.6% in fiscal 1997 to 14.8% in fiscal 1998. This decrease reflects operating ineffeciencies resulting from lower production levels, discounted sales of older or overstocked products in connection with the Company's inventory reduction initiative and increased sales of lower margin ground beef products. This decrease also reflects reduced sales of higher margin value added products and increased expenses relating to sales and promotional activities.

     Operating Expenses. Operating expenses increased $19.2 million, or 74.0%, from $25.9 million in fiscal 1997 to $45.1 million in fiscal 1998. Operating expenses for fiscal 1998 include a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, operating expenses increased $5.3 million, or 20.3%, from $25.9 million in fiscal 1997 to $31.2 million in fiscal 1998. This increase is primarily the result of the complete organization and staffing of the Company's corporate headquarters following the Acquisition, increased sales and promotional activity in fiscal 1998, full staffing of the Company's research and development group, a significantly higher level of product development activity and, to a lesser extent, increased amortization of goodwill relating to the Acquisition.

     Operating Income (loss). Operating income (loss) decreased $27.4 million, or 226%, from $12.1 million in fiscal 1997 to ($15.3) million in fiscal 1998. Operating income (loss) for fiscal 1998 includes a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, operating income (loss) decreased $13.4 million, or 112%, from $12.1 million in fiscal 1997 to ($1.3) million in fiscal 1998. This decrease is primarily the result of decreases in gross profit due to increased sales of ground beef and decreased sales of higher margin value added products, discounted sales of older or overstocked products in connection with the Company's inventory reduction initiative and increased operating expenses.

     Interest Expense. Interest expense increased $0.8 million, or 5.2%, from $16.4 million in fiscal 1997 to $17.2 million in fiscal 1998. This increase reflects increased borrowings under the Revolver and, to a lesser extent, increased interest rates.

     Income Tax. Income tax increased from $0 in fiscal 1997 to $0.06 million in fiscal 1998. The Company's effective income tax rate was approximately 0% and 0% for fiscal 1997 and fiscal 1998, respectively.

     Net Income (loss). Net income (loss) decreased $28.2 million, or 656%, from ($4.3) million in fiscal 1997 to ($32.5) million in fiscal 1998. Net income
(loss) for fiscal 1998 includes a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, net income (loss) decreased $14.3 million, or 333%, from ($4.3) million in fiscal 1997 to ($18.6) million in fiscal 1998.


FISCAL YEAR ENDED SEPTEMBER 27, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 28, 1996

     Sales. Total sales decreased $28.1 million, or 12.1%, from $232.8 million in fiscal 1996 to $204.7 million in fiscal 1997. This decrease was primarily due reduced sales volumes and, to a lesser extent, decreases in average selling prices, partially offset by increased sales through the USDA Commodity Reprocessing Program. The decrease in average selling prices is primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company passed on, in part, to its customers. This decrease also reflects the conclusion of a temporary contract with a national fast food chain and the discontinuation of sales of frozen portion steaks during fiscal 1996.

     Sales of value added products decreased $2.3 million, or 1.5%, from $149.6 million in fiscal 1996 to $147.3 million in fiscal 1997. This decrease reflects slight decreases in sales volumes and selling prices. Sales volumes decreased due to the loss of some business with national account customers and the elimination of certain less profitable products, partially offset by the introduction of new products. Value added product sales decreased 1.5 million pounds, or 1.6%, from 93.6 million pounds in fiscal 1996 to 92.1 million pounds in fiscal 1997.

     Sales of ground beef products decreased $17.2 million, or 23.1%, from $74.6 million in fiscal 1996 to $57.4 million in fiscal 1997. A major reason for this decrease was the completion of a contract with a national club store and, to a lesser extent, decreases in average selling prices. Ground beef product sales decreased 15.0 million pounds, or 19.4%, from 77.6 million pounds in fiscal 1996 to 62.6 million pounds in fiscal 1997. Sales of frozen portion steaks decreased $8.5 million, or 100%, from $8.5 million in fiscal 1996 to $0 in fiscal 1997, reflecting the Company's decision to discontinue sales of frozen portion steaks. Frozen portion steak sales decreased 2.6 million pounds, or 100%, from 2.6 million pounds in fiscal 1996 to 0 pounds in fiscal 1997.

     Gross Profit. Gross profit decreased $5.2 million, or 12.1%, from $43.2 million in fiscal 1996 to $38.0 million in fiscal 1997. As a percentage of sales, gross profit remained unchanged at 18.6% in fiscal 1996 and fiscal 1997. The decline in gross profit is primarily attributable to reduced sales volumes. As a percentage of sales, gross profit remained unchanged due to declines in raw material costs and changes in product mix due to declining sales of lower margin ground beef and frozen portion steaks, partially offset by inefficiencies and costs related to the reconfiguration of the Company's Garland, Texas manufacturing facility (the "Reconfiguration") and losses incurred in disposing of frozen portion steak inventory.

     Operating Expenses. Operating expenses decreased $2.1 million, or 7.6%, from $28.0 million in fiscal 1996 to $25.9 million in fiscal 1997. This decrease is primarily the result of decreased sales of ground beef products, partially offset by the incurrence of costs related to the Reconfiguration in fiscal 1996. Additionally, in fiscal 1996, the Company incurred additional freight and freezer expenses due to increased usage of third party outside freezer space during the Reconfiguration, higher inventory levels resulting from lower sales volumes and opportunistic purchases of raw materials and the added costs of servicing a national account customer.

     Operating Income. Operating income decreased $3.1 million, or 20.2%, from $15.2 million in fiscal 1996 to $12.1 million in fiscal 1997. This decrease is primarily the result of decreases in sales of ground beef and value added products, partially offset by decreases in operating expenses.

     Interest Expense. Interest expense increased $16.4 million, or 100%, from $0 million in fiscal 1996 to $16.4 million in fiscal 1997. This increase reflects increased borrowings incurred under the Revolver, the Term Loan and the Notes in connection with the Acquisition.

     Income Tax. Income tax decreased $0.7 million, or 100%, from $0.7 in fiscal 1996 to $0 in fiscal 1997, reflecting the incurrence of net losses in fiscal 1997. Prior to the Acquisition, the Company's results of operations had been included in Tyson's consolidated federal income tax return. However, the provision for income taxes for fiscal year 1996 has been computed as though the Company had operated on a stand-alone basis. The Company's effective income tax rate was approximately 43% and 0% for fiscal 1996 and fiscal 1997, respectively.

     Net Income (loss). Net income (loss) decreased $12.5 million, or 152%, from $8.2 million in fiscal 1996 to ($4.3) million in fiscal 1997.




LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Transactions, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility, which totaled $47.8 million at October 3, 1998 ($28.8 million under the Term Loan and $19.0 million under the Revolver), accrued interest at an average rate of 8.55% in the year ended October 3, 1998. Borrowings under the Notes totaled $100.0 million at October 3, 1998, and accrued interest at 11.5%.

     As of October 3, 1998, the Company was not in compliance with certain technical or financial and limit ratio covenants under its credit agreement with the Bank which provides the Company with the Revolver and the Term Loan. As a result of its noncompliance under the Credit Facility, the Company was prohibited by the Bank from borrowing additional amounts under the Revolver or making the December 1, 1998 interest payment on its Senior Subordinated Notes Due 2006, Series B. In order to address the company's non-compliance under the Credit Facility and to facilitate the Interest Payment, the Company has implemented or intends to implement the following measures designed to address the Company's short-term and long-term financing needs:

     .    Amendment to Credit Facility.  On October 29, 1998, the Company
     entered into an amendment to the Credit Facility that replaces the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The implementation of new covenants under the Credit Facility may have the effect of reducing the amount available under the Revolver depending on the levels of accounts receivable and inventory at any given time. The Amendment also shortens the maturity of the Credit Facility from November 2001 to November 2000. The change in maturity of the Credit Facility does not affect the repayment schedule under the Credit Facility, except that all payments that previously were due between November 2000 and November 2001 (an aggregate of $11.4 million) will be due on November 30, 2000. Additionally, the Amendment provides that on March 31, 1999, the Company must pay a fee under the Credit Facility equal to 0.25% of the amounts outstanding under the Credit Facility and, thereafter, every three months, the Company must pay a fee under the Credit Facility in cash equal to 0.50% of the amounts outstanding under the Credit Facility until such time as the Company has secured a replacement facility from another lender. The

     Amendment became effective on December 21, 1998, at which time the Company was in compliance with all terms and conditions of the Credit Facility.

     .    Repurchase and Retirement of Notes.  On October 29, 1998, the Company
     announced a tender offer pursuant to which it offered to purchase not less than $36,000,000 and up to $46,000,000 aggregate principal amount of its Notes. On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $29,970,000 aggregate principal amount of Notes. Additionally, on December 21, 1998, the Company's controlling stockholder, CGW, contributed to the Company $18,030,000 aggregate principal amount of Notes acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. The repurchase and retirement of the Tendered Notes and the CGW Notes were financed through an equity investment by CGW in GHC totaling $16,900,000.

     .    Bridge Loan.  On December 21, 1998 the Company obtained from CGW a
     $4,000,000 subordinated bridge loan, the proceeds of which were used to fund the Interest Payment. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained a Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.

     .    The Replacement Senior Facility.  As a result of the increased fees payable under the Credit Facility pursuant to the Amendment, the Company is seeking a commitment from several alternative lenders with respect to the Replacement Credit Facility. There can be no assurance that the Company will successfully implement the Replacement Credit Facility, or that if obtained, such facility will have terms and conditions satisfactory to the Company or that are more favorable than the Credit Facility.

     As a result of the effectiveness of the Amendment, the retirement of the Tendered Notes and the CGW Notes and the obtaining of the Bridge Loan, as of December 21, 1998, the Company was in compliance with all terms and conditions under the Credit Agreement and the indenture pursuant to which the Notes were issued. The Company believes that the Financial Restructuring will address its short and long-term financing needs and will allow management to concentrate on the completion of the Restructuring. There can be no assurance, however, that the Restructuring or the Financial Restructuring will be successful in improving the Company's financial condition and results of operations. Factors that may affect the success of the Restructuring or the Financial Restructuring include, among other things, the sale or closure of the Ground Beef Facility, the implementation of the Replacement Credit Facility and the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance."

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal year ended September 28, 1996 the Company spent $0.7 million on capital projects. For the year ended October 3, 1998 and the three hundred six days ended September 27, 1997, the Company spent $3.1 million and $3.7 million, respectively, on capital projects, primarily for the establishment of a corporate administrative function, principally for computer software and hardware, as well as office furniture, fixtures and equipment. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities as well as the establishment of a research and development facility. In connection with the effort to establish an administrative structure the Company has hired additional personnel into its Dallas corporate office.

     The Company's primary sources of liquidity are cash flows from operations. In the year ended October 3, 1998, net cash provided by operations of $6.8 million, was used by financing activities of $1.9 million, primarily in connection with reduced term loan balances. In addition, net cash provided by operations was used by investing activities for capital asset purchases. In the three hundred six-day period ended September 27, 1997, net cash provided by financing activities of $184.8 million was used by investing activities of $187.9 million in connection with the Acquisition and normal capital expenditures. Also, the Company had cash provided by operating activities of $3.1 million, primarily in connection with the increase of working capital assets. In the fifty-eight day period ending November 25, 1996, net cash provided by operating activities of $1.0 million was used by investing activities of $0.1 million and financing activities of $0.8 million. At October 3, 1998, the Company had $1.7 million in cash and cash equivalents. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 1999 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.


EFFECTS OF INFLATION

     Inflation has not had a significant effect on the Company's operations. However, in the event of increases in inflation or commodity prices from recent levels, the Company could experience sudden and significant increases in beef costs. Over periods of 90 days or less, the Company may be unable to completely pass these price increases on to its customers. Management currently believes that over longer periods of time, it generally will be able to pass on price increases to its customers.

EFFECTS OF YEAR 2000 PROBLEMS

     While the Company is not aware of any material expenses or losses of revenue that it will incur as a result of so-called "Year 2000 problems" it is impossible to anticipate all of the ways in which such problems could arise and affect the Company's financial condition and results of operations. In addition to hardware and software problems that could arise within the Company's own computer systems, computer systems with which the Company's systems interface or other machinery, the Company could be affected by the Year 2000 problems of its suppliers, partners or customers, or of other parties upon whom the Company depends, as well. At this time the Company is unable to quantify the possible effect of Year 2000 problems on its financial condition or results of operations. The majority of the Company's hardware and software was purchased and implemented in the past two years and has been represented to the Company as Year 2000 compliant by the respective vendors.

     Major risks to the Company from Year 2000 issues would primarily be in the areas of performance by either vendors or customers. The Company could be significantly impacted if the Company's vendors are unable to deliver goods and services needed, or the Company's customers were unable to carry out their respective businesses, or were unable to place an order with the Company due to system failures. The Company's remaining plans related to Year 2000 issues involve a continued effort to poll and monitor vendors and customers through questionnaires and profiles to be gathered in the purchasing and sales processes.


RECENT ACCOUNTING PRONOUNCEMENTS

     In addition, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information which are effective for financial statement periods beginning after December 15, 1997. As these statements require only additional disclosures, they will have no effect on the Company's
financial position, results of operations or cash flows.   Statement of Position
98-1, Accounting for the Costs of Computer Software Developed for Internal Use and SOP 98-5, Reporting on the Costs of Start Up Activities are effective for years beginning after December 15, 1998. The Company does not anticipate that SOP 98-1 will have a significant effect on the Company's financial position, results of operations or cash flows. With the adoption of SOP 98-5 the Company will have to write off existing organizational costs. As of October 3, 1998, organizational costs are approximately $3.0 million.


FACTORS AFFECTING FUTURE PERFORMANCE

     Significant Leverage and Debt Service. Upon consummation of the Transactions, the Company became highly leveraged. At October 3, 1998, the Company had total outstanding debt of $147.8 million. In addition, subject to the restrictions in the Indenture, the Company may incur additional indebtedness (including additional Senior Indebtedness) from time to time to finance acquisitions or capital expenditures or for other purposes. At October 3, 1998, the Company had outstanding borrowings of approximately $19.0 million and no unused capacity under the Revolver to finance working capital needs.

     The level of the Company's indebtedness could have important consequences to holders of the Notes, including: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional debt financing in the future for working capital, capital expenditures, research and development, acquisitions or other corporate purposes may be limited; (iii) the borrowings of the Company under the Credit Facility accrue interest at variable rates, which could cause the Company to be vulnerable to increased interest expense in the event of higher interest rates; and (iv) the Company's level of indebtedness could limit its flexibility in reacting to changes in its industry or economic conditions generally.

     The Company's ability to pay interest on the Notes and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of borrowings under the Revolver or successor facilities. The Company anticipates that its operating cash flow and borrowings under the Revolver or successor facilities will be sufficient to meet its operating expenses and to service its debt requirements as they become due. However, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness or seeking additional equity capital. There can be no assurance that any of these remedies can be effected on satisfactory terms, if at all. In addition, the Company's ability to repay the principal amount of the Notes at maturity may depend on its ability to refinance the Notes. There can be no assurance that the Company will be able to refinance the Notes at maturity, if necessary, on satisfactory terms, if at all.

     Subordination of Notes. The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company will be available to pay obligations on the Notes only after all Senior Indebtedness has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. In addition, under certain circumstances the Company will not be able to make payment of its obligations under the Notes in the event of a default under certain Senior Indebtedness. At October 3, 1998, the aggregate principle amount of Senior Indebtedness was $47.8 million, including outstanding borrowings of approximately $19.0 million under the Revolver.

     Decreases in Net Sales. The Company has experienced an overall decrease in net sales during fiscal 1996, fiscal 1997 and fiscal 1998. The decreases are due to decreases in average selling prices, and to a lesser extent a change in sales mix. The decreases in average selling prices are primarily due to lower prices for two key raw materials, 90% lean beef trimmings and rib lifter meat, which the Company has passed on, in part, to customers. Also responsible for sales declines are the reduced sales of ground beef, primarily related to the completion of a temporary contract with a national fast food chain, and lower volumes for frozen portion steaks, a line of the business which the Company discontinued in fiscal 1996. Sales volumes for the Company's value added products have generally increased during the past three years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts. As set forth under "Business--Recent Developments," the Company intends to discontinue the production of ground beef products, which will result in further decreases in net sales. Management intends to pursue the strategies set forth under "Business--Recent Developments" and "--Growth Strategy." However, there can be no assurance that these strategies will be successful. Continued decreases in net sales could have a material adverse effect on the Company's business, results of operations and debt service capabilities. See "Business--Growth Strategy."

     Restrictions Imposed by Terms of the Company's Indebtedness. The Indenture restricts, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens to secure pari passu or subordinated indebtedness, engage in any sale and leaseback transactions, sell stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company, enter into certain transactions with affiliates, or incur indebtedness that is subordinate in right of payment to any Senior Indebtedness and senior in right of payment to the Notes. In addition, the Credit Facility contains other and more restrictive covenants and prohibits the Company from prepaying other indebtedness (including the Notes). As a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

     The Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Credit Facility. Upon the occurrence of an event of default under the Credit Facility, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with any accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Credit Facility was to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Notes. Substantially all the assets of the Company are pledged as security under the Credit Facility. Such assets may also be pledged in the future to secure other Indebtedness.

     Raw Materials. The Company uses large quantities of meat proteins, including beef, pork and poultry. Approximately 70% of the Company's beef needs are sourced from three major suppliers: IBP; Monfort (ConAgra); and Excel (Cargill). The Company's pork and poultry needs also are sourced from these major suppliers. Historically, market prices for meat proteins have fluctuated in response to a number of factors, including changes in United States government farm support programs, changes in international agricultural and trading policies, weather and other conditions during the growing and harvesting seasons. While the Company historically has been able to pass through changes in the price of meat proteins to end users, there can be no assurance that the Company will be able to pass the effects of future changes to end users. Furthermore, large, abrupt changes in the price of meat proteins could adversely affect the Company's operating margins, although such adverse effects historically have been only temporary. There is no assurance that significant changes in meat protein prices would not have a material adverse effect on the Company's business, results of operations and debt service capabilities.

     Dependence on Key Personnel. The Company's operations are dependent, to a significant extent, on the continued efforts of J. David Culwell and Randall H. Collins with whom it has entered into employment agreements containing non-compete provisions. If any of these people become unable to continue in his present role, or if the Company is unable to attract and retain other skilled employees, the Company's business could be adversely affected.

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

     Importance of Key Customers. Historically, one of the Company's largest customers has been Sam's Club ("Sam's'"), a subsidiary of Wal-Mart Stores, Inc. The Company supplied Sam's with ground beef patties pursuant to two contracts (the "Sam's Contracts") which became effective in November 1995. Pursuant to the Sam's Contracts, the Company agreed to sell and Sam's agreed to purchase an aggregate of 28.0 million pounds of ground beef. As of September 27, 1997, the Company had delivered substantially all of the ground beef under the Sam's Contracts. During fiscal 1996, fiscal 1997, and fiscal 1998 the Sam's Contracts accounted for 13.2%, 5.9%, and 1.5% of the Company's sales.

     The Company's largest customer is a group of affiliates of Sysco Corp. ("Sysco"). Each local Sysco affiliate is responsible for its own purchasing decisions. Management believes that the loss of an individual Sysco affiliate as a customer would not have a material adverse effect on the Company's business, results of operations or debt service capabilities. However, there can be no assurance that Sysco will not elect to employ a system whereby purchasing decisions are centralized. Should Sysco elect to employ a centralized system, there can be no assurance that Sysco will continue to purchase the Company's products at historical volumes, if at all. The loss of all or a significant portion of the Company's sales to Sysco, regardless of the cause of such loss, would have a material adverse effect on the Company's business, results of operations and debt service capabilities. During fiscal 1996, fiscal 1997, and fiscal 1998 total sales to Sysco affiliates accounted for 17.8%, 16.6%, and 16.6% of sales, respectively.

     The Company's second largest customer is Harker's. The Company supplies Harker's with ground beef pursuant to a supply agreement that will remain in effect until 1999 (the "Harker's Agreement"). The Harker's Agreement requires Harker's to purchase minimum amounts of the Company's products. The Harker's Agreement provides that amounts charged by the Company thereunder may be adjusted in response to fluctuations in the Company's costs. During fiscal 1996, fiscal 1997, and fiscal 1998 the Harker's Agreement accounted for 12.6%, 12.8% and 10.7% of sales, respectively. At the consummation of the Acquisition, Tyson assigned to the Company its rights and obligations related to the supply of ground beef and value added products pursuant to the Harker's Agreement. Tyson will continue to supply poultry products to Harker's pursuant to the Harker's Agreement.

     Sam's, Harker's and affiliates of Sysco collectively accounted for approximately 43.6%, 35.3%, and 27.3% of sales during fiscal 1996, fiscal 1997, and fiscal 1998, respectively. The loss of the Harker's Agreement or reduced sales to affiliates of Sysco without offsetting sales to other customers could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

     Risks Related to Unionized Employees. The Company's business is labor intensive. The Company's ability to operate profitably is dependent on its ability to recruit and retain employees while controlling labor costs. Currently, certain of the Company's employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the ''Union''). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Company at the time of the consummation of the Acquisition. The Company was not obligated to enter into the collective bargaining agreement agreed upon by Tyson and the Union or to continue to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so. Except for employees at the Garland, Texas facility, none of the Company's employees are represented by a union. If unionized employees were to engage in a strike or other work stoppage or if additional employees were to become unionized, the Company could experience a significant disruption of operations and higher labor costs, either of which could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are the names and positions of the directors, officers and significant employees of the Company.

          Name             Age               Position
          ----             ---               --------
   J. David Culwell.......  47   Chief Executive Officer and Director
   John C. Douthett.......  49   Executive Vice President of Sales and Marketing
   A. Scott Letier........  37   Chief Financial Officer
   Randall H. Collins.....  50   Vice President--Sales and Marketing
   Hernando Aviles........  42   Vice President--Human Resources
   Richard L. Cravey......  53   Director
   William A. Davies......  52   Director
   James A. O'Donnell.....  45   Director

     J. DAVID CULWELL became Chief Executive Officer and a Director of the Company at the time of the Acquisition Closing. Mr. Culwell has been an independent food industry consultant since January 1991. Prior to being a consultant, Mr. Culwell held positions with Tyson and Holly Farms, wherein he was responsible for the operations of one of the Company's predecessors, Quik-to-Fix, Foods.

     JOHN C. DOUTHETT has been Executive Vice President of Sales and Marketing since joining the Company on November 10, 1998. Prior to joining the Company, Mr. Douthett was employed by Tyson Foods, Inc., for one year as Vice President of Distribution Sales, where he was responsible for a sales and marketing staff that was responsible for over $1 billion in sales. Prior to this position, Mr. Douthett worked for 25 years, and held a number of positions at Campbell Soup Company, including Vice President of Sales, Vice President of Sales for Campbell's Foodservice division, and other divisional, regional and district sales positions at Campbell's.

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

     HERNANDO AVILES was employed by Tyson as Vice President--Human Resources, Beef and Pork Division since February 1994, where he was responsible for overseeing six personnel location directors, with responsibility over all human resources practices and policies. Mr. Aviles joined Tyson in 1989 as the Complex Personnel Manager for the New Holland, Pennsylvania complex of Tyson. Prior to 1989, Mr. Aviles held various positions at Holly Farms. Mr. Aviles became Vice President--Human Resources at the time of the Acquisition Closing.

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


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Company's Chief Executive Officer and the other executive officers receiving compensation in excess of $100,000 for the period September 28, 1997 through October 3, 1998 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

Name and Principal          Salary           Bonus          Other Annual         Securities          All Other
Position                                                  Compensation (1)       Underlying        Compensation
                                                                                  Options/
                                                                                  SARs(#)
---------------------------------------------------------------------------------------------------------------
J. David Culwell            175,000            0               6,000                  0                  0
Richard E. Mitchell (2)     159,000            0               6,000                  0                  0
Randall H. Collins          142,500            0               4,165                  0                  0
A. Scott Letier             130,000            0               3,800                  0                  0
Robert M. Powers (2)        115,000            0               4,500                  0                  0
---------------------------------------------------------------------------------------------------------------

(1)  Consists of 401K contribution match.
(2)  No longer employed by the Company

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

     Mr. Culwell's Employment Agreement provides for a base salary of $175,000, and Mr. Culwell is eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Mitchell's Employment Agreement provides for a base salary of $159,000, and Mr. Mitchell eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Collins' Employment Agreement provides for a base salary of $142,500, and Mr. Collins is eligible to receive a bonus of up to 50% of his base salary at the discretion of the Company's Board of Directors. Mr. Powers' Employment Agreement provides for a base salary of $115,000, and Mr. Powers will be eligible to receive a bonus of up to 40% of his base salary at the discretion of the Company's Board of Directors. Mr. Letier's Employment Agreement provides for a base salary of $130,000, and Mr. Letier is eligible to receive a bonus of up to 40% of his base salary at the discretion of the Company's Board of Directors. Subsequent to year end, the Company and Mr. Mitchell and Mr. Powers agreed to cancel their respective Employment Agreements in accordance with the terms of these agreements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     GHC owns 100% of the issued and outstanding capital stock of the Company. As of October 3, 1998, GHC was owned 54.8% by CGW, 19.7% by NBIC, 24.1% by FPGT and 1.4%, in the aggregate, by the Senior Managers, none of whom individually owns more than 1%. As of October 3, 1998, on a fully-diluted basis, GHC was owned 46.3% by CGW, 16.7% by NBIC, 20.4% by FPGT and 16.6% in the aggregate, by the Senior Managers and other employees of the Company who hold options to purchase GHC common stock, none of whom individually owns more than 1% on a fully diluted basis. In December 1998, in connection with the repurchase and retirement of the Tendered Notes and the CGW Notes, CGW invested $16,900,000 in equity securities of GHC. Pursuant to the terms and conditions of the Securities Purchase and Stockholders Agreement, CGW has agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. Assuming each of NBIC, FPGT and the Senior Managers accept this offer, CGW will continue to beneficially own shares representing 54.8% of the voting interest in GHC. Should any or all of NBIC, FPGT or the Senior Managers decline this offer, CGW's beneficial ownership of GHC will increase proportionately. Affiliated entities of each of : (i) Richard L. Cravey, William A. Davies and James A. O'Donnell; (ii) NBIC; and (iii) FPGT are limited partners of CGW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

SECURITIES PURCHASE AND STOCKHOLDERS AGREEMENT

     See "Market for Registrant's Common Stock and Related Stockholder Matters."



TRANSACTIONS WITH CGW AND ITS AFFILIATES

     On December 21, 1998 the Company obtained from CGW a $4,000,000 subordinated bridge loan, the proceeds of which were used to fund the Interest Payment. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained a Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.

     On November 25, 1996, the General Partner entered into the Consulting Agreement with the Company whereby the Company will pay the General Partner a monthly retainer fee of $30,000 for financial and management consulting services. The Company paid $360,000 to the General Partner for the year ended October 3, 1998 for such services. The General Partner may also receive additional compensation (not to exceed an aggregate of $500,000 annually) if approved by the Board of Directors of the Company at the end of the Company's fiscal year, based upon the overall performance of the Company. The Consulting Agreement expires five years from November 25, 1996The General Partner has delegated its rights and obligations under the Consulting Agreement to the Management Company, an affiliate of CGW.

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


TRANSACTIONS WITH NBIC AND ITS AFFILIATES

     The Company paid, in the normal course of business, interest and fees to Nationsbank of Texas, N.A. ("Nationsbank"), an affiliate of NBIC, of $5.1 million. A portion of these amounts are paid to Nationsbank as agent for the other lends participating in the Company's Senior Credit Facility.
Approximately $1.0 million of these amounts was to Nationsbank for their portion of the Facility and for other services rendered.




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

          10.1 Fourth Amendment and Waiver, dated October 29, 1998, by and among Gorges Holding Corporation, the Company, the lending institutions party to the Credit Agreement and NationsBank, N.A., successor by merger to NationsBank of Texas, N.A. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 29, 1998 (Commission File No. 333-20155)).

          10.2 Letter Agreement, dated December 21, 1998, by and among Gorges Holding Corporation, the Company, the lending institutions party to the Credit Agreement and NationsBank, N.A., successor by merger to NationsBank of Texas, N.A.

          10.3 Subordinated Promissory Note, dated December 21, 1998, between the Company and Gorges Holding Corporation.

          23.    Consent of Ernst & Young

          27.    Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

                 The Company did not file any Current Reports on Form 8-K during the fiscal quarter ended October 3, 1998.

     (c)  EXHIBITS

                 See Item 14(a)3.

     (d)  FINANCIAL STATEMENT SCHEDULES

                 See Item 14(a)2.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 30, 1998.

                                       GORGES/QUIK-TO-FIX FOODS, INC.


                                       By: /s/   J. David Culwell
                                           -----------------------
                                           J. David Culwell
                                           Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December ___, 1998.

           SIGNATURE                              Title
           ---------                              -----

      /s/ J. David Culwell              Chief Executive Officer and Director
--------------------------------
        J. David Culwell


     /s/ Richard L. Cravey              Director
--------------------------------
       Richard L. Cravey

     /s/ William A. Davies              Director
--------------------------------
       William A. Davies

     /s/ James A. O'Donnell             Director
--------------------------------
       James A. O'Donnell

      /s/ A. Scott Letier               Chief Financial Officer
--------------------------------
        A. Scott Letier

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

               Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholder
Gorges/Quick-to-Fix Foods, Inc.


We have audited the accompanying balance sheets of Gorges/Quik-to-Fix Foods, Inc. as of October 3, 1998 and September 27, 1997, and the related statements of operations, stockholder's equity, and cash flows for the year ended October 3, 1998 and the three hundred and six day period ended September 27, 1997 and the statements of operations and cash flows of Gorges/Quik-to-Fix Foods operations of Tyson Foods, Inc. for the fifty-eight day period ended November 25, 1996 and the year ended September 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gorges/Quik-to-Fix Foods, Inc. at October 3,1998 and September 27, 1997 and the results of operations and cash flows for the year ended October 3, 1998 and the three hundred six day period ended September 27, 1997 of Gorges/Quik-to-Fix Foods, Inc. and fifty-eight days ended November 25, 1996 and the year ended September 28, 1996 of Gorges/Quik-to-Fix Foods, operations of Tyson Foods, Inc., in conformity with generally accepted accounting principles.


                                    /s/   Ernst & Young LLP
                                    -----------------------

Dallas, Texas
November 19, 1998,
except for Note 3 and Note 11, as to which the date is December 21, 1998

                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                             COMPANY
                                                            SEPTEMBER 27,                 OCTOBER 3,
                                                                 1997                        1998
                                                       ------------------------  ---------------------
   ASSETS
Current assets:
   Cash                                                             $      -                  $  1,671
   Accounts receivable, net of allowance for doubtful
          accounts of $795 and $207                                   21,960                    16,970
   Inventory                                                          28,645                    15,880
   Prepaid expenses and other                                             78                       448
                                                       ------------------------  ---------------------
     Total current assets                                             50,683                    34,969

Property, plant and equipment:
   Land                                                                1,499                     1,499
   Buildings and leasehold improvements                               44,531                    38,174
   Machinery and equipment                                            44,517                    38,826
   Construction in process and other                                   3,144                     1,002
                                                       ------------------------  ---------------------
                                                                      93,691                    79,501
   Accumulated depreciation                                           (7,358)                  (13,067)
                                                       ------------------------  ---------------------
     Net property, plant and equipment                                86,333                    66,434

Other assets:
   Intangible assets                                                  65,389                    63,090
   Organizational and deferred debt issuance costs                     8,767                     7,282
   Other                                                                  89                        28
                                                       ------------------------  ---------------------
     Total assets                                                   $211,261                  $171,803
                                                       ========================  =====================

     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                            $ 18,658                  $ 13,381
   Current portion of long-term debt                                   8,450                     8,500
                                                       ------------------------  ---------------------
      Total current liabilities                                       27,108                    21,881

Long-term debt, less current portion                                 141,050                   139,350

Stockholder's equity:
   Common stock, $.01 par value; 2,000 shares
         authorized, 1,000 shares issued and
         outstanding                                                       -                         -
   Additional paid-in capital                                         45,585                    45,585
   Accumulated deficit                                                (2,482)                  (35,013)
                                                       ------------------------  ---------------------
     Total stockholder's equity                                       43,103                    10,572
                                                       ------------------------  ---------------------
     Total liabilities and stockholder's equity                     $211,261                  $171,803
                                                       ========================  =====================



See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)

                                     PREDECESSOR                                   COMPANY
                           ------------------------------------------------------------------------------------------------------
                                YEAR        FIFTY-EIGHT      |          THREE              PRO FORMA         YEAR
                                ENDED          DAYS          |         HUNDRED               YEAR            ENDED
                                               ENDED         |         SIX DAYS              ENDED
                                                             |          ENDED
                              SEPTEMBER       NOVEMBER       |      SEPTEMBER 27,         SEPTEMBER 27,     OCTOBER
                               28, 1996       25, 1996       |          1997                  1997           3,1998
                              (AUDITED)      (AUDITED)       |        (AUDITED)            (UNAUDITED)     (AUDITED)
                           ----------------------------------|--------------------------------------------------------
                                                             |
Sales                         $  232,761        $31,966      |           $172,738             $204,704      $201,581
Costs of goods sold              189,559         25,917      |            140,149              166,696       171,746
                              ----------     ----------      |      -------------       ----------------------------
   Gross profit                   43,202          6,049      |             32,589               38,008        29,835
                                                             |
Operating expenses:                                          |
   Selling, general and                                      |
      administrative              26,414          4,153      |             18,645               22,853        27,881
   Amortization                    1,624            250      |              2,706                3,057         3,294
   Restructuring expense               -              -      |                  -                    -        13,900
                              ----------     ----------      |      -------------       ----------------------------
     Total operating              28,038          4,403      |             21,351               25,910        45,075
      Expenses                                               |
                              ----------     ----------      |      -------------       ----------------------------
                                                             |
Operating income (loss)           15,164          1,646      |             11,238               12,098       (15,240)
                                                             |
Interest expense                       -              -      |             13,709               16,398        17,243
Other expense (income)               796              -      |                 11                   11           (10)
                              ----------     ----------      |      -------------       ----------------------------
                                                             |
                                                             |
Income (loss) before              14,368          1,646      |             (2,482)              (4,311)      (32,473)
    income taxes                                             |
Income tax expense                 6,205            731      |                  -                    -            58
                              ----------     ----------      |      -------------       ----------------------------
                                                             |
     Net income (loss)          $  8,163        $   915      |           $ (2,482)            $ (4,311)     $(32,531)
                              ==========     ==========      |      =============       ============================



See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   PREDECESSOR                         COMPANY
                                                    -----------------------------------------------------------------------
                                                                                         |         THREE
                                                                         FIFTY-EIGHT     |        HUNDRED
                                                          YEAR              DAYS         |        SIX DAYS       YEAR
                                                          ENDED            ENDED         |         ENDED         ENDED
                                                        SEPTEMBER         NOVEMBER       |       SEPTEMBER       OCTOBER
                                                        28, 1996          25, 1996       |        27, 1997       3, 1998
                                                     ------------------------------------|----------------------------------
                                                                                         |
Cash flows from operating activities:                                                    |
   Net income (loss)                                      $  8,163             $ 915     |     $  (2,482)           $(32,531)
   Adjustments to reconcile net income (loss) to                                         |
    net cash provided by operating                                                       |
    activities:                                                                          |
      Depreciation                                           7,292               342     |         7,358               9,523
      Amortization                                           1,624               250     |         2,706               3,294
      Amortization of deferred debt costs                        -                 -     |           595                 831
      Deferred income taxes                                 (1,285)               26     |             -                   -
      Non-cash restructuring expenses                          792                 -     |             -              13,500
      Provision for losses on doubtful accounts                  -                 -     |           795                 370
Changes in assets and liabilities:                                                       |
        (Increase) decrease in accounts                          -                 -     |       (22,755)              4,620
        receivable                                                                       |
        (Increase) decrease in inventory                      (691)             (571)    |          (645)             12,765
        Increase (decrease) in prepaid expenses and                                      |
            other                                                -                 -     |          (167)               (310)
         Increase (decrease) in accounts payable and             -                 -     |        17,712              (5,277)
           accrued expenses                                                              |
                                                     ------------------------------------|----------------------------------
                                                                                         |
     Net cash provided by operating activities              15,895               962     |         3,117               6,785
                                                                                         |
Cash flows from investing activities:                                                    |
   Purchases of plant and equipment                           (735)             (141)    |        (3,691)             (3,112)
   Acquisition, net of cash received                             -                 -     |      (184,349)                  -
   Proceeds from sale of equipment                             126                 -     |            45                   -
   Other                                                         -                 -     |            51                 (96)
                                                     ------------------------------------|----------------------------------
                                                                                         |
     Net cash used in investing                               (609)             (141)    |      (187,944)             (3,208)
          activities                                                                     |
                                                                                         |
Cash flows from financing activities:                                                    |
   Proceeds from note offering                                   -                 -     |       100,000                   -
   Capital contributions                                         -                 -     |        45,585                   -
   Proceeds from revolving line of credit                        -                 -     |        19,000              24,000
   Payments on revolving line of credit                          -                 -     |        (7,000)            (17,000)
   Proceeds from term loan                                       -                 -     |        40,000                   -
   Payments on term loan                                         -                 -     |        (2,500)             (8,650)
   Debt issuance and organizational costs                        -                 -     |       (10,258)               (256)
   Decrease in Investment and advances by                                                |
     Tyson                                                 (15,286)             (821)    |             -                   -
                                                                                         |
                                                                                         |
                                                     ------------------------------------|----------------------------------
Net cash (used in) provided by financing                                                 |
      activities                                           (15,286)             (821)    |       184,827              (1,906)
                                                     ------------------------------------|----------------------------------
                                                                                         |
Net increase in cash                                             -                 -     |             -               1,671
Cash at beginning of period                                      9                 9     |             -                   -
                                                     ------------------------------------|----------------------------------
Cash at end of period                                     $      9             $   9     |     $       -            $  1,671
                                                     ====================================|==================================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       (In thousands, except share data)



                                    COMMON                         ADDITIONAL
                                    STOCK           COMMON          PAID IN            ACCUMULATED
                                    SHARES          STOCK           CAPITAL              DEFICIT            TOTAL
                              --------------------------------------------------------------------------------------
November 25, 1996                        -       $      -            $     -             $      -          $     -
Initial sale
 (issuance of common stock)          1,000                            45,585                    -           45,585
Net loss                                 -              -                  -               (2,482)          (2,482)
                              --------------------------------------------------------------------------------------
September 27, 1997                   1,000              -             45,585               (2,482)          43,103
                              --------------------------------------------------------------------------------------

Net loss                                                                                  (32,531)         (32,531)
                              --------------------------------------------------------------------------------------

October 3, 1998                      1,000       $      -            $45,585             $(35,013)         $10,572
                              ======================================================================================

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
October 3, 1998
(In thousands except share data)

1.  ORGANIZATION AND BASIS OF PRESENTATION

     On November 25, 1996 Gorges/Quik-to-Fix Foods, Inc. (the "Company") acquired certain assets and liabilities of the beef processing division (the "Predecessor") of Tyson Foods, Inc., ("Tyson"), in exchange for a cash payment of approximately $184.0 million (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45.0 million in common stock, and the proceeds from borrowings. The Company assumed no liabilities or obligations of Tyson or the Predecessor with the exception of those defined in the purchase agreement: future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson agreed to indemnify the Company from any and all liabilities and obligations relating to the Predecessor, other than the aforementioned liabilities assumed by the Company. The Company and Tyson also entered into a non-competition agreement which expires two years from the date of closing, in which the parties have agreed, subject to certain exceptions and limitations, to not compete with each other in the production or sale of beef and pork items, in the case of Tyson, and poultry items, in the case of the Company. As a result of the acquisition, financial information for periods through November 25, 1996 are presented on a different cost basis and, therefore, such information may not be comparable.

     The Company, a wholly owned subsidiary of Gorges Holding Company ("GHC"), is a leading producer, marketer and distributor of value added processed beef products for the foodservice industry and is one of the few companies in this segment of the industry that markets and distributes nationally. The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products. The Company's two product categories are value added products and ground beef.
Value added product offerings include: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat; and (iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef products consist primarily of individually quick frozen hamburger patties. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products primarily through broadline and specialty foodservice distributors.

     The accompanying audited and unaudited financial statements include financial information of the Company, and its Predecessor, which represents the Company prior to its acquisition from Tyson. The Predecessor represents the beef processing assets and operations of Tyson, which was operated and accounted for as a consolidated operating division of Tyson. Prior to the Acquisition, Tyson's accounting system produced separate income statements for the Predecessor while certain balance sheet accounts, including the majority of cash, receivables, prepaids, payables and accruals were maintained only on a consolidated basis at the corporate level, and are in effect reflected in Investment and advances by Tyson. The Predecessor participated in Tyson's overall corporate cash management program whereby operating funds

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

1.  ORGANIZATION AND BASIS OF PRESENTATION - CONTINUED

were provided by Tyson with the corresponding charge or credit reflected in the Investment and advances by Tyson account. As a result, the Predecessor maintained only nominal cash accounts. A portion of Tyson's accounting and administrative costs related to thesefunctions were allocated to the Predecessor as discussed in Note 2. Additionally the allocable portion of the expenses associated with certain other assets and other liabilities recorded at Tyson's corporate level for which the Predecessor received benefit was reported in the Predecessor's operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Fiscal Year

     The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30. Fiscal year 1998, which ended on October 3, 1998, is a 53 week year.

 Accounts Receivable

     The Company periodically evaluates the credit worthiness of its customers as accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

 Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                       September 27,  |    October 3,
                                           1997       |       1998
                                   -------------------|------------------
                                                      |
   Finished goods                          $17,655    |       $10,306
   Supplies and ingredients                 10,990    |         5,574
                                   -------------------|------------------
      Total                                $28,645    |       $15,880
                                   ======================================

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

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At September 27, 1997 and October 3, 1998, the accumulated amortization was $3.3 million and $7.3 million, respectively. Subsequent to year end, the Company amended its credit agreement (the "Credit Agreement") with NationsBank, N.A. (the "Bank") as agent for a syndicate of banks and financial institutions, and as a result wrote-off approximately $1.4 million of deferred debt issuance costs, see Notes 3 and 11.

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

 Allocation of Corporate Expenses

     Prior to the Acquisition from Tyson certain indirect administrative and selling expenses incurred by Tyson which were not actually incurred for programs specific to the Predecessor have been allocated to the Predecessor based on net sales. Allocated administrative expenses include costs incurred for all corporate support functions. Allocated selling expenses consisted of costs incurred by Tyson's corporate sales and marketing department. Because these charges were incurred by Tyson, actual charges, if the Predecessor had been a separate entity at the time, might have differed. Certain expenses incurred at Tyson corporate directly related to the Predecessor such as production scheduling, research and development and the corporate aviation department were allocated based on usage.

     Selling, administrative and corporate expenses allocated to the Predecessor and charged to operations for the year ended September 28, 1996 and the fifty-eight days ended November 25, 1996 were $13.9 million and $1.4 million, respectively.

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $9.4 million for the period ending October 3, 1998, compared to $6.6 million for the pro-forma period ending September 27, 1997 and $5.7 million for fiscal 1996. Research and Development expenses were $0.7 million for the year ended October 3, 1998 compared to $0.4 million for the year ended September 27, 1997.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Restructuring Expenses

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. The Company expects to incur additional costs related to the exit from the ground beef business and restructuring of the value added business in fiscal 1999; however, currently, the amount of these costs cannot be accurately estimated. See Note 11

Use of Estimates

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

3.  LONG TERM DEBT

Senior Debt

     As of October 3, 1998, the Company was not in compliance with certain technical or financial and limit ratio covenants under the Credit Agreement, which provides the Company with a $30.0 million revolving credit facility (the "Revolver") and a $40.0 million term loan facility (the "Term Loan"). The Revolver includes a subfacility of $7.0 million for commercial and standby letters of credit. The Revolver has a term of five years, and all amounts outstanding will become due and payable on November 30, 2000. The Term Loan also has a five year term and is subject to quarterly principal payments in an aggregate amount of $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, and $11.4 million in fiscal 2001.

     As a result of its noncompliance under the Credit Agreement, the Company was prohibited by the Bank from borrowing additional amounts under the Revolver or making the December 1, 1998 interest payment (the "Interest Payment") on its Senior Subordinated Notes Due 2006, Series B (the "Notes"). On October 29, 1998, the Company entered into an amendment to the Credit Facility (the "Amendment") that replaces the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The implementation of new covenants under the Credit Facility may have the effect of reducing the amount available under the Revolver depending on

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

3.  LONG TERM DEBT - CONTINUED

     the levels of accounts receivable and inventory at any given time. The Amendment became effective on December 21, 1998, at which time the Company was in compliance with all terms and conditions of the Credit Facility. See Note 11.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to, the Base Rate plus 1.50%. At October 3, 1998 the interest rate for the Company based on this formula was 10.00%. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At October 3, 1998, the Company's outstanding borrowings under the Credit Agreement were $47.9 million, $19.0 million on the Revolver, and $28.9 million on the Term Loan. Also, at October 3, 1998, the Company had $0.8 million in outstanding letters of credit.

     Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Credit Agreement also provides that indebtedness outstanding is secured by a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock. The Company is also required under the Credit Agreement to pay the Bank a quarterly fee equal to 0.25% of the outstanding finance commitment beginning with the quarter ended April 2, 1999, and increasing to 0.5% of the financing commitment in the next quarter and for each subsequent quarter.

Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount Notes. The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under these Notes was $100 million at October 3, 1998. Subsequent to year end, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash tender offer. (See Note 11).

     The Notes were issued pursuant to an indenture which contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at October 3, 1998.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

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

     The Company paid interest of $16.4 million for the year ended October 3, 1998 compared to $13.7 million for the three hundred and six day period ended September 27, 1997 and none in 1996.

4.   INCOME TAXES

     The Predecessor was included in the consolidated income tax returns of Tyson and computed its tax provision as if it filed a separate return.

     Detail of the provision for income taxes consists of:

                                                   Predecessor                                    Company
                                   ----------------------------------------      ---------------------------------------
                                                                                       Three
                                                              Fifty-eight           hundred six
                                        Year ended            days ended             days ended            Year ended
                                         September             November               September             October 3,
                                         28, 1996              25, 1996               27, 1997                 1998
------------------------------------------------------------------------------------------------------------------------
Federal                                      $ 5,270             $   621                  $   -               $     -
State                                            935                 110                      -                    58
                                      --------------         -----------                  -----               -------
                                                6205                 731                      -                    58
Current                                         7490                 990                      -                    58
Deferred                                      (1,285)               (259)                     -                     -
                                      --------------         -----------                  -----               -------
                                             $  6205             $   731                  $   -               $    58
                                      ==============         ===========                  =====               =======

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

4.   INCOME TAXES - CONTINUED

     The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

                                                   Predecessor                                Company
                                    --------------------------------------      ----------------------------------
                                       Year ended           Fifty-eight              Three           Year ended
                                       September            days ended            hundred six         October 3,
                                       28, 1996             November               days ended           1998
                                                            25, 1996               September
                                                                                    27, 1997
                                    ------------------------------------------------------------------------------
U. S. federal income tax rate                   35.0%                 35.0%                 35.0%              35%
State income taxes                               4.2                   4.2                   4.2              4.2
Amortization of excess of                        4.0                   5.2                     -                -
 investments over net assets
 acquired
Valuation allowance                                -                     -                 (39.2)           (39.2)
                                    -----------------     -----------------     ----------------------------------
                                                43.2%                 44.4%                  -  %             -  %
                                    =================     =================     ==================================

     Deferred incomes taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for incomes tax purposes. The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                     Three hundred
                                                                     and seven days
                                                                         ended             Year ended
                                                                      September 27,         October 3,
                                                                          1997                1998
                                                                   ------------------  ------------------
Deferred tax liabilities:
     Tax-over-book amortization                                           $ (758)             $ (3,032)
     Tax over book depreciation                                                -                (1,586)
                                                                          ------              --------
  Total deferred tax liabilities                                          $ (758)             $ (4,618)
                                                                   ===================================
Deferred tax assets:
    Accounts receivable reserves                                             310                    81
    Inventory reserves                                                       229                   328
    Inventory capitalization                                                 201                    80
    Book-over-tax depreciation                                               192                     -
    Restructuring Reserve                                                      -                 5,265
    Severance                                                                  -                   156
    Contribution carryforward                                                  -                     3
    Net operating loss carryforward                                          766                12,295
                                                                          ------              --------
  Total deferred tax assets                                               $1,698              $ 18,208
                                                                   ===================================

    Total net deferred tax assets                                         $  940              $ 13,590
   Valuation allowance                                                      (940)              (13,590)
                                                                          ------              --------
Total net                                                                      -                     -
                                                                   ===================================

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL
STATEMENTS-(Continued)

     The Company has $2.7 million of net operating loss carryforwards that expire in fiscal 2012 and $29.4 million of net operating loss carryforwards that expire in fiscal 2018. The Company has not recorded an income tax benefit related to its net deferred tax assets because in the opinion of management it is uncertain whether the Company will be able to realize such deferred tax asset.

5.  COMMITMENTS

     Tyson (for the Predecessor), and the Company leased certain properties and equipment for which the total rentals thereon approximated $388,000 for the year ended October 3, 1998, approximately $134,000 for the three hundred six day period ended September 27, 1997, approximately $11,000 for the fifty-eight day period ended November 25, 1996, and approximately $44,000 for the year ended September 28, 1996. Future minimum lease payments for all noncancelable operating leases for the Company at October 3, 1998 consist of $394,000, $377,000, $373,000, $151,000, and $31,000 for fiscal 1999 through 2003.

6.  BENEFIT PLANS

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by Predecessor or the Company. Contributions to the defined contribution plans totaled $575,000 for the year ended October 3, 1998, compared to $453,000 for the three hundred six day period ending September 27, 1997.

7.  SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, customers with purchases greater than 10% of total sales accounted for approximately 27.3% of sales for the year ended October 3, 1998, and 35.3% for the fifty-two week pro forma period ended September 27, 1997.

8.  TRANSACTIONS WITH AFFILIATES

     The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW, under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating of this transaction. The Company paid CGW $360,000 for the year ended October 3, 1998 compared to $300,000 for the three hundred and six day period ended September 27, 1997. See Note 11.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

8.  TRANSACTIONS WITH AFFILIATES - CONTINUED

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

9.  PRO FORMA INFORMATION

     The pro forma income statement included herein for the fifty-two week period ended September 27, 1997 combines the final fifty-eight day period September 28, 1996 through November 25, 1996 when the Predecessor was owned by Tyson, with the three hundred six day period November 26, 1996 through September 27, 1997, providing a full fifty-two week period to compare with previous periods.

10. STOCK OPTIONS

     In 1997, GHC adopted a stock option plan (the "Stock Option Plan") which provides for the granting of up to 112,250 incentive stock options to employees to purchase shares of GHC's common stock. All options granted under the Stock Option Plan have a five year vesting period and a term of up to ten years. GHC has no assets or liabilities, other than their direct investment in the Company. Stock option activity is as follows:

                                                                           Weighted Average
                                              Number of Shares         and Option Price per
                                                                                     Share
                                             ---------------------------------------------
Options granted                                           84,968                   $100.00
Options exercised                                              -                         -
Options cancelled                                              -                         -
                                             ---------------------------------------------
Options outstanding September 27, 1997                    84,968                   $100.00
Options granted                                             8543                   $100.00
Options exercised                                              -                         -
Options cancelled                                         15,843                   $100.00
                                             ---------------------------------------------
Options outstanding October 3, 1998                       77,668                   $100.00

     The weighted-average remaining contractual life of options outstanding at October 3, 1998 and September 27, 1997 is 8.1 years and 9.0 years.

     At October 3, 1998 there are 35,396 shares issuable upon exercise or conversion of outstanding options under the Stock Option Plan.

     Under APB 25, because exercise price of the Company's employee stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

10. STOCK OPTIONS - CONTINUED

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options under fair value method of that statement. The fair value for these options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions for 1998, risk-free interest rate of 5.57% to 6.15% in 1998 and 6.0% in 1997, dividend yield of 0%, a weighted-average expected life of the option of 8 years and near zero volatility for both 1998 and 1997.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's pro-forma net loss for the three hundred and six days ended September 27, 1997 is $3.0 million. The Company's net pro forma loss for the year ended October 3, 1998 is $33.1 million.

11. SUBSEQUENT EVENTS

     Prior to October 3, 1998, the Company began a restructuring process that encompassed two main actions: 1.) exiting of the its raw ground beef business, and the related closing or sale of the Orange City, IA, plant principally responsible for this business line's production; and 2.) restructuring of its balance sheet primarily through a debt restructuring plan and equity offering.

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. The Company expects to incur additional costs related to the exit from the ground beef business and restructuring of the value added business in fiscal 1999; however, currently, the amount of these costs cannot be accurately estimated.

     The Company has offered to sell its Orange City, Iowa manufacturing facility (the "Ground Beef Facility"). Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing 100% of the Company's total ground beef production based on weight. In December 1998, the Company entered into a non-binding letter of intent to sell the Ground Beef Facility by not later than February 1, 1999. This letter of intent is subject to a number of contingencies, many of which are not within the Company's control, including but not limited to the completion of due diligence by the buyer, the negotiation and execution of a

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

11. SUBSEQUENT EVENTS - CONTINUED

definitive sale agreement and the approval of the buyer's board of directors. There can be no assurance that these contingencies will be satisfied on or before February 1, 1999, if at all.

     In the event the Company is unable to consummate the proposed sale of the Ground Beef Facility, it intends to close this facility as soon as practicable to facilitate its exit from the ground beef business and to reduce costs. Should the Company close the Ground Beef Facility, it will continue to explore opportunities to sell this facility. Any proceeds from the sale of the Ground Beef Facility are required to be used to reduce the Company's borrowings under the Credit Agreement.

     On October 29, 1998, the Company entered into the Amendment to the Credit Agreement that replaces the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The implementation of new covenants under the Credit Agreement may have the effect of reducing the amount available under the Revolver depending on the levels of accounts receivable and inventory at any given time. The Amendment also shortens the maturity of the Credit Facility from November 2001 to November 2000. The change in maturity of the Credit Facility does not affect the repayment schedule under the Credit Agreement, except that all payments that previously were due between November 2000 and November 2001 (an aggregate of $11.4 million) will be due on November 30, 2000. Additionally, the Amendment provides that on March 31, 1999, the Company must pay a fee under the Credit Facility equal to 0.25% of the amounts outstanding under the Credit Facility and, thereafter, every three months, the Company must pay a fee under the Credit Facility in cash equal to 0.50% of the amounts outstanding under the Credit Facility until such time as the Company has secured a replacement facility (the "Replacement Credit Facility") from another lender. The Amendment became effective on December 21, 1998, at which time the Company was in compliance with all terms and conditions of the Credit Facility.

     On October 29, 1998, the Company announced a tender offer pursuant to which it offered to purchase not less than $36.0 million (the "Minimum Tender Condition") and up to $46.0 million aggregate principal amount of its Notes (the "Offer"). On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $30.0 million aggregate principal amount of Notes (the "Tendered Notes"). Additionally, on December 21, 1998, CGW contributed to the Company $18.0 million aggregate principal amount of Notes (the "CGW Notes") acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. The repurchase and retirement of the Tendered Notes and the CGW Notes were financed through an equity investment by CGW in GHC totaling $16.9 million.

     On December 21, 1998 the Company, through GHC, obtained from CGW a $4.0 million subordinated bridge loan (the "Bridge Loan"), the proceeds of which were used to fund the December 1, 1998 interest payment on the Notes. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained the Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.