Form 10-Q
period 1999-01-02
GORGES QUIK TO FIX FOODS INC
filed 1999-02-17
CIK 1030999

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended JANUARY 2, 1999
                                               ---------------

                                      OR

       [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to_______

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


    Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No ____
                                               ----

    The number of shares of the registrant's Common Stock outstanding at January 2, 1999 was 1,000. There is no public trading market for shares of the registrant's Common Stock.

Part I  -  Financial Information Item
Item 1. -  Financial Statements
           --------------------



                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                       OCTOBER 3,                   JANUARY 2,
                                                                          1998                         1999
                                                                ---------------------         --------------------
     ASSETS                                                            (Audited)                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $  1,671                     $      -
   Accounts receivable, net                                                    16,970                       15,333
   Inventory                                                                   15,880                       17,622
   Prepaid expenses and other                                                     448                          623
                                                                ---------------------         --------------------
     Total current assets                                                      34,969                       33,578

Property, plant and equipment:
   Land                                                                         1,499                        1,499
   Buildings and leasehold improvements                                        38,174                       38,344
   Machinery and equipment                                                     38,826                       39,235
   Land improvements and other                                                  1,002                          732
                                                                 --------------------          -------------------
                                                                               79,501                       79,810
   Accumulated depreciation                                                   (13,067)                     (15,528)
                                                                ---------------------         --------------------
     Net property, plant and equipment                                         66,434                       64,282

Other assets:
   Intangible assets                                                           63,090                       62,534
   Organizational and deferred debt issuance costs                              7,282                        4,680
   Other                                                                           28                           28
                                                                ---------------------         --------------------
     Total assets                                                            $171,803                     $165,102
                                                                =====================         ====================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                     $ 13,381                     $ 13,999
   Current portion of long-term debt                                            8,500                       13,052
                                                                ---------------------         --------------------
      Total current liabilities                                                21,881                       27,051

Long-term debt, less current portion                                          139,350                       86,100
Deferred income taxes                                                               -                            -
Investment and advances by Tyson                                                    -                            -

Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                            -
   Additional paid-in capital                                                  45,585                       62,492
   Accumulated deficit                                                        (35,013)                     (10,541)
                                                                 --------------------          -------------------
     Total stockholders' equity                                                10,572                       51,951
                                                                ---------------------         --------------------
     Total liabilities and stockholders' equity                              $171,803                     $165,102
                                                                =====================         ====================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)


                                       Three months              Three months
                                           ended                    ended
                                       December 27,               January 2,
                                            1997                     1999
                                        (Unaudited)              (Unaudited)
                                     -------------------   ------------------
Sales                                        $50,986                  $46,829
Costs of goods sold                           40,923                   38,729
                                     ---------------          ---------------
   Gross profit                               10,063                    8,100

Operating expenses:
   Selling, general and
      administrative                           6,378                    6,735
   Amortization                                  860                      812
                                     ---------------          ---------------
     Total operating expenses                  7,238                    7,547
                                     ---------------          ---------------
Operating income                               2,825                      553

Interest expense                               4,199                    3,820
Other (income) expense                            (8)                     198
                                     ---------------          ---------------
Loss before taxes on income                   (1,366)                  (3,465)
Income tax expense                                 -                        -
                                     ---------------          ---------------
Net (loss) before extraordinary item         $(1,366)                  (3,465)
                                     ---------------          ---------------
Extraordinary item net of tax                      -                   27,937
                                     ---------------          ---------------
     Net income loss                         $(1,366)                 $24,472
                                     ===============          ===============

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                        THREE MONTHS                              THREE MONTHS
                                                                     ENDED DECEMBER 27,                                ENDED
                                                                           1997                                  JANUARY 2, 1999
                                                                        (unaudited)                                 (unaudited)
                                                                 ------------------------                   -----------------------
Cash flows from operating activities:
   Net income (loss)                                                        $(1,366)                                     $ 24,472
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                            2,209                                         2,459
      Amortization                                                              860                                           812
      Amortization of deferred debt                                               -                                           154
      Allowance for bad debt                                                     75                                           105
      Extraordinary gain on early retirement of debt                              -                                       (28,506)
Changes in assets and liabilities:
         Decrease in accounts receivable                                      3,113                                         1,532
         Increase in inventory                                                 (650)                                       (1,742)
         Increase in prepaid expenses and other                                  (8)                                         (174)
         (Decrease) increase in accounts payable and
           accrued expenses                                                  (7,947)                                          617
                                                                 -------------------                           -------------------
     Net cash used in operating
      activities                                                             (3,714)                                         (271)

Cash flows from investing activities:
   Purchases of plant and equipment                                          (1,083)                                         (309)
   Proceeds from sale of equipment                                                -                                             -
   Other                                                                        124                                             -
                                                                 -------------------                           -------------------
     Net cash used in investing activities                                     (959)                                         (309)
Cash flows from financing activities:
   Proceeds from revolving line of credit                                     6,000                                             -
   Payments on revolving line of credit                                           -                                        (3,000)
   Proceeds from long term debt                                              (1,250)                                        4,052
   Payments on long term debt                                                     -                                       (18,656)
   Capital contributions                                                          -                                        16,907
   Debt issuance and organizational costs                                       (77)                                         (394)
     Provided by
                                                                 -------------------                           -------------------
     Net cash provided by (used in) provided by financing
      activities                                                              4,673                                        (1,091)
                                                                 -------------------                           -------------------
Net increase in cash and cash equivalents                                         -                                        (1,671)
Cash and cash equivalents at beginning of period                                  -                                         1,671
                                                                 -------------------                           -------------------
Cash and cash equivalents at end of period                                  $     -                                      $      -
                                                                 ===================                           ===================


See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
January 2, 1999

1.  ORGANIZATION AND BASIS OF PRESENTATION

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

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                     October 3,                December 27,
                                        1998                       1997
                                -------------------        -------------------
   Finished products                        $10,306                    $11,232
   Supplies                                   5,574                      6,390
                                -------------------        -------------------
   Total                                    $15,880                    $17,622
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

Intangible assets and Organizational and Deferred Debt Issuance Costs

     Intangible assets, consisting of goodwill and trademarks, are stated at cost and are amortized on a straight-line basis over 30 years. Recoverability of the carrying value of intangible assets is evaluated on a recurring basis with consideration toward recovery through future operating results on an undiscounted basis.

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At October 3, 1998 and January 2, 1999, the accumulated amortization was $7.3 million and $7.1 million, respectively. During the quarter, the Company amended its credit agreement (the "Credit Agreement") with NationsBank, N.A. (the "Bank") as agent for a syndicate of banks and financial institutions, and as a result wrote-off approximately $1.4 million of deferred debt issuance costs. See Notes 3 and 10.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $5.3 million for the period ending December 27, 1997 compared to $3.2 million for the period ending January 2, 1999. Research and development expenses were $ 0.2 million for the period ended December 27, 1997 compared to $0.2 million for the period ending January 2, 1998.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other (Income) Expense/Restructuring Expenses

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in the fourth quarter of fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and
(ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. The Company incurred additional costs related to the exit from the ground beef business and restructuring of the value added business in the first quarter of fiscal 1999 totaling $0.2 million.

Extraordinary Item

     Included in the extraordinary item of $27.9 million is $ 31.1 million in income from the repurchase of the Notes, $1.7 million in income from interest forgiven on the repurchase of Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Senior Credit Facility). See Notes 3 and 10.


Collective Bargaining Agreements

     The Company employs approximately 750 people. Currently, approximately 200 employees of a total of 250 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by an agreement between the Union and Tyson Foods, Inc., which operated the Garland, Texas facility prior to its acquisition by the Company in November 1996. The Company was not obligated to operate the Garland, Texas facility pursuant to the terms of such agreement. Management is currently negotiating a replacement collective bargaining agreement with the Union, although there can be no assurance that it will be successful in doing so.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

3.  LONG TERM DEBT

Senior Debt

     The Company's Credit Agreement provides the Company with a $19.8 million revolving credit facility (the "Revolver") and a $40.0 million term loan facility (the "Term Loan"). The Revolver includes a sub-facility of $7.0 million for commercial and standby letters of credit. The Revolver has a term of four years, and all amounts outstanding will become due and payable on November 30, 2000. The Term Loan also has a four year term and is subject to quarterly principal payments in an aggregate amount of $8.5 million in fiscal 1999, $9.0 million in fiscal 2000, and $11.4 million in fiscal 2001.

     As a result of its noncompliance with certain covenants under the Credit Agreement, the Company was prohibited by the Bank from borrowing additional amounts under the Revolver or making the December 1, 1998 interest payment (the "Interest Payment") on the Notes. On October 29, 1998, the Company entered into an amendment to the Credit Facility (the "Amendment") that replaces the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The implementation of new covenants under the Credit Facility may have the effect of reducing the amount available under the Revolver depending on the levels of accounts receivable and inventory at any given time. The Amendment became effective on December 21, 1998, and at January 2, 1999, the Company was in compliance with all covenants, terms and conditions of the Credit Facility. See
Note 10.

     Outstanding borrowings under the Credit Agreement bear interest at floating rates per annum equal to a base rate plus 1.50%. At January 2, 1999, the interest rate for the Company based on this formula was 9.50%. The Company may be required to make mandatory prepayments against both the Term Loan and the Revolver, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Excess Cash Flow as defined in the Credit Agreement. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At January 2, 1999, the Company's outstanding borrowings under the Credit Agreement were $43.1 million, comprised of $16.0 million under the Revolver and $27.1 million under the Term Loan. Also, at January 2, 1999, the Company had $0.8 million in outstanding letters of credit.

     Under the Credit Agreement, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Credit Agreement also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock secure indebtedness outstanding. The Company is also required under the Credit Agreement to pay the Bank a quarterly fee equal to 0.25% of the outstanding finance commitment beginning with the quarter ended April 2, 1999, and increasing to 0.5% of the financing commitment in the next quarter and for each subsequent quarter.


Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount of Notes. The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. The Company's outstanding indebtedness under the Notes was $100.0 million at October 3, 1998. On December 21, 1998, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash tender offer. As a result, the Company's outstanding indebtedness under the Notes was $52.0 million at January 2, 1999. See Note 10.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

3.  LONG TERM DEBT  CONTINUED

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at January 2, 1999.

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

     The Company paid interest of $3.7 million for the fiscal first quarter ended January 2, 1999 compared to $4.0 million for the fiscal first quarter ended December 27, 1997.

4.  COMMITMENTS

     The Company leases certain properties and equipment for which the total rentals thereon approximated $32,000 for the three month period ended December 27, 1997 and approximately $98,000 for the three month period ended January 2, 1999.

5.  BENEFIT PLANS

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing, no incentive contributions have been made by the Company. Contributions to the defined contribution plans totaled $133,102 for the three-month period ended December 27, 1997 and $133,991 for the three-month period ended January 2, 1999.

6.  INCOME TAXES

     The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended January 2, 1999 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

7.  SIGNIFICANT CUSTOMERS

     Certain of the Predecessor's and the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 28% of sales for the three- month period ended January 2, 1999.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)


8.  TRANSACTIONS WITH AFFILIATES

     The Company has entered into a consulting agreement with an affiliate of the majority shareholder of GHC, CGW Southeast Partners III, L.P. ("CGW"), under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations.

     The Bank, an affiliate of NationsBanc Investment Corp. ("NBIC") a minority shareholder and a limited partner of CGW, is a lender to the Company and in that capacity has received fees for underwriting, structuring, syndicating and administering the Facilities under the Credit Agreement.

9.   STOCK OPTIONS

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

                                             Number of Shares         Weighted Average and
                                                                    Option Price per Share
                                         -------------------------------------------------
Options granted                                        84,968                      $100.00
Options exercised                                           -                            -
Options cancelled                                           -                            -
                                         -------------------------------------------------
Options outstanding September 27, 1997                 84,968                      $100.00

Options granted                                         8,543                      $100.00
Options exercised                                           -                            -
Options cancelled                                      15,843                      $100.00
                                         -------------------------------------------------
Options Outstanding January 2, 1999                    77,668                      $100.00
                                         =================================================


10.  RESTRUCTURING AND SUBSEQUENT EVENTS

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. Additionally, the Company incurred additional charges in the fiscal first quarter of 1999 related to the exit from the ground beef business and restructuring of the value added business. Additional expenses will occur in the second quarter as well, however; currently, the amount of these costs cannot be accurately estimated.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

10.  RESTRUCTURING AND SUBSEQUENT EVENTS - CONTINUED

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


     On October 29, 1998, the Company announced a tender offer pursuant to which it offered to purchase not less than $36.0 million (the "Minimum Tender Condition") and up to $46.0 million aggregate principal amount of its Notes (the "Offer"). On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $30.0 million aggregate principal amount of Notes (the "Tendered Notes"). Additionally, on December 21, 1998, CGW contributed to the Company $18.0 million aggregate principal amount of Notes (the "CGW Notes") acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. As a result of the retirement of $48.0 million aggregate principal amount of Tendered Notes, the Company recorded $28.6 million in income net of related transaction expenses and the write off of deferred debt fees. The repurchase and retirement of the Tendered Notes and the CGW Notes was financed through an equity investment by the shareholders in GHC totaling $16.9 million.

     On December 21, 1998 the Company, through GHC, obtained from certain shareholders a $4.0 million subordinated bridge loan (the "Bridge Loan"), the proceeds of which were used to fund the December 1, 1998 interest payment on the Notes. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained the Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.

     On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility (the "Ground Beef Facility"). Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing 100% of the Company's total ground beef production. The proceeds from the sale of this facility were used to reduce the outstanding indebtedness under the Term Loan.

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

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1999" and "fiscal 1998" refer to the twelve month periods ended October 2, 1999 and October 3, 1998, respectively.

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

     The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully-cooked and ready to cook products. The Company's two product categories are value added products and ground beef. Value added product offerings include (i) breaded beef items, such as country fried steak and beef fingers, (ii) charbroiled beef, such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat and
(iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks and Philly steak slices. The Company operates three manufacturing facilities which are dedicated to value added products. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products principally through broadline and specialty foodservice distributors.

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

     The following discussion should be read in conjunction with the unaudited Financial Statements and the Notes thereto, included elsewhere in this Report.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 2, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 27, 1997

Overview

     Discussion of the results of operations for the Company as they relate to the first fiscal quarter, or the fiscal three month periods ended December 27, 1997, and January 2, 1999.

                                        Three months ended
                              December 27, 1997     January 2, 1999
                           ------------------------------------------
Sales Dollars:
  Value Added                            $38,832              $38,028
  Ground Beef                             12,154                8,801
                           ------------------------------------------
      Total                              $50,986              $46,829

Pounds:
Total Value Added                         25,429               25,852
  Ground Beef                             14,254               12,187
                           ------------------------------------------
      Total                               39,683               38,039

Dollars/Pound
  Value Added                            $  1.53              $  1.47
  Ground Beef                               0.85                 0.72
                           ------------------------------------------
      Total                              $  1.28              $  1.23

     Sales. Total sales decreased $4.2 million, or 2.1%, from $51.0 million in the three months ended December 27, 1997 to $46.8 million in the three months ended January 2, 1999. This decrease was primarily due to decreases in the sales of ground beef and the sales to national account customers of value added products, partially offset by increased sales of co-packed, value added products (products packed for other manufacturers under their label).

     Sales of value added products decreased $0.8 million, or 2.1%, from $38.8 million in the three months ended December 27, 1997 to $38.0 million in the three months ended January 2, 1999. This decrease reflects decreased national account sales in the three months ended January 2, 1999, partially offset by increases in sales of co-packed product sold to other manufacturers. The national account business lost carried a high average sale price, and the co-pack volume replacing it is primarily on a fee for service/toll conversion cost basis. The result of the sales mix change, coupled with the continued decline in beef prices in the three months ended January 2, 1999 resulted in lower average selling prices in the three months ended January 2, 1999. Overall, value added product sales volumes increased 0.4 million pounds, or 1.9%, from
25.4 million pounds in the three months ended December 27, 1997 to 25.9 million pounds in the three months ended January 2, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Sales of ground beef products decreased $3.4 million, or 27.9%, from $12.2 million in the three months ended December 27, 1997 to $8.8 million in the three months ended January 2, 1999. This decrease is a direct result of the Company's strategic decision made in the fourth quarter of fiscal 1998 to exit the ground beef business. Sales of ground beef products decreased 2.1 million pounds, or 14.7%, from 14.3 million pounds in the three months ended December 27, 1997 to
12.2 million pounds in the three months ended January 2, 1999.

     Gross Profit. Gross profit decreased $2.0 million, or 19.8%, from $10.1 million in the three months ended December 27, 1997 to $8.1 million in the three months ended January 2, 1999. As a percentage of sales, gross profit decreased from 19.7% in the three months ended December 27, 1997 to 17.2% in the three months ended January 2, 1999. This decrease reflects operating inefficiencies resulting from lower production levels, discounted sales of older or overstocked products and the decrease in sales of national account value added product offset with increased sales of lower margin co-packed products. This decrease also reflects increased expenses relating to sales and promotional activities.

     Operating Expenses. Operating expenses increased $0.3 million, or 4.2%, from $7.2 million in the three months ended December 27, 1997 to $7.5 million in the three months ended January 2, 1999. This increase is primarily the result of the complete organization and staffing of the Company's corporate headquarters, increased sales and promotional activity in the three months ended January 2, 1999, full staffing of the Company's research and development group, and a higher level of product development activity.

     Operating Income (loss). Operating income decreased $2.2 million, or 79%, from $2.8 million in the three months ended December 27, 1997 to $0.6 million in the three months ended January 2, 1999. This decrease is primarily the result of decreases in gross profit due to sales mix changes described above and the resulting decline in gross margin, which includes discounted sales of older or overstocked products and, to a lesser extent, increased operating expenses.

     Interest Expense. Interest expense decreased $0.4 million, or 7.1%, from $4.2 million in the three months ended December 27, 1997 to $3.8 million in the three months ended January 2, 1999. This decrease reflects the overall lower debt level in the last two weeks of the fiscal quarter due to the repurchase and retirement of $48.0 million aggregate principal amount of Notes.

     Other (Income) Expense. Other income and expense, which was minimal in fiscal 1998, increased to $0.2 million in fiscal 1999. The increase is a result of the Restructuring.

     Extraordinary Item. The extraordinary item is comprised of $31.1 million in income from the repurchase of the Notes, $1.7 million in income from interest forgiven on the repurchase of the Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Senior Credit Facility).

     Net Income (loss). Net income (loss) increased $25.8 million, or 105%, from ($1.4) million in the three months ended December 27, 1997 to $24.5 million in the three months ended January 2, 1999 as a result of the factors set forth above.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Acquisition, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility, which totaled $43.1 million at January 2, 1999 ($27.1 million under the Term Loan and $16.0 million under the Revolver), accrued interest at an average rate of 9.69% in the quarter ended January 2, 1999. Borrowings under the Notes totaled $52.0 million at January 2, 1999, and accrued interest at 11.5%.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     As of January 2, 1999, the Company was in compliance with all technical, financial and limit ratio covenants under the Credit Facility. However, as a result of its noncompliance under the Credit Facility at the end of fiscal 1998, the Company was prohibited by the Bank from borrowing additional amounts under the Revolver or making the December 1, 1998 interest payment on the Notes. In order to address the company's non-compliance under the Credit Facility and to facilitate the Interest Payment, the Company has implemented or intends to implement the following measures designed to address the Company's short-term and long-term financing needs (the "Financial Restructuring"):

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

     .    Repurchase and Retirement of Notes.  On October 29, 1998, the Company
     announced a tender offer pursuant to which it offered to purchase not less than $36,000,000 and up to $46,000,000 aggregate principal amount of its Notes. On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $29,970,000 aggregate principal amount of Notes. Additionally, on December 21, 1998, the Company's controlling stockholder, CGW, contributed to the Company $18,030,000 aggregate principal amount of Notes acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. The repurchase and retirement of the Tendered Notes and the CGW Notes were financed through an equity investment by the shareholders in GHC totaling $16,900,000.

     .    Bridge Loan.  On December 21, 1998 the Company obtained from some of its shareholders a $4,000,000 subordinated bridge loan, the proceeds of which were used to fund the Interest Payment. The terms of the Bridge Loan provide for a one-year loan to the Company at an interest rate of 9%. On December 15, 1999, if the Company has not obtained a Replacement Credit Facility, the Bridge Loan will automatically convert to equity in GHC.

     .    The Replacement Senior Facility. As a result of the increased fees payable under the Credit Facility pursuant to the Amendment, the Company is seeking a commitment from several alternative lenders with respect to the Replacement Credit Facility. There can be no assurance that the Company will successfully implement the Replacement Credit Facility or that if obtained, such facility will have terms and conditions satisfactory to the Company or that are more favorable than the Credit Facility.

     As a result of the effectiveness of the Amendment, the retirement of the Tendered Notes and the CGW Notes and the obtaining of the Bridge Loan, as of December 21, 1998, the Company was in compliance with all terms and conditions under the Credit Facility and the indenture pursuant to which the Notes were issued. The Company believes that the Financial Restructuring will address its short-term and long-term financing needs and will allow management to concentrate on the completion of the Restructuring. There can be no assurance, however, that the Restructuring or the Financial Restructuring will be successful in improving the Company's financial condition and results of operations. Factors that may affect the success of the Restructuring or the Financial Restructuring include, among other things, the sale or closure of the Ground Beef Facility, the implementation of the Replacement Credit Facility and the matters set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal first quarter ended January 2, 1999 and December 27, 1997, the Company spent $0.3 million and $1.1 million, respectively, on capital projects, primarily for computer software and hardware, office furniture, fixtures and for the capital maintenance of the Company's facilities.

     The Company's primary sources of liquidity are cash flows from operations. In the quarter ended January 2, 1999 the Company generated $3.8 million of operating cash flow, the majority of which was used to fund interest payments and restructuring expenses. This cash flow combined with changes in working capital assets resulted in net cash used by operations of $0.3 million. The Company used another $0.3 million in investing activities for capital asset purchases. In financing activities, the Company raised $16.9 million in capital contributions and $4.0 million by obtaining the Bridge Loan. The Company used the $20.9 million generated to retire $49.75 million aggregate principal amount of debt in the quarter, as a result of the above described transactions, wherein the Company repurchased $48.0 aggregate principal amount million of its Notes at a substantial discount. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 1999 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use and SOP 98-5, Reporting on the Costs of Start Up Activities are effective for years beginning after December 15, 1998. The Company does not anticipate that SOP 98-1 will have a significant effect on the Company's financial position, results of operations or cash flows. With the adoption of SOP 98-5 the Company will have to write off existing organizational costs. As of January 2, 1999, organizational costs are approximately $2.8 million.

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

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits


          10.1 Fourth Amendment and Waiver, dated October 29, 1998, by and among Gorges Holding Corporation, Gorges/Quik-to-Fix Foods, Inc., the lending institutions party thereto and NationsBank, N.A., successor by merger to NationsBank of Texas, N.A. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 29, 1998).

          (b)  Reports on Form 8-K


          1. Current Report on Form 8-K, dated October 22, 1998 (press release announcing exit from ground beef business).

          2. Current Report on Form 8-K, dated October 29, 1998 (press release announcing tender offer).

          3. Current Report on Form 8-K, dated November 13, 1998 (press release announcing results of operations for fiscal year ended October 2, 1998).

          4. Current Report on Form 8-K, dated December 2, 1998 (press release announcing extension of tender offer).

          5. Current Report on Form 8-K, dated December 9, 1998 (press release announcing completion of tender offer).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  February 16, 1999     GORGES/QUIK-TO-FIX FOODS, INC.



                              By:  /s/A. Scott Letier
                                 ----------------------------
                                 A. Scott Letier
                                 Vice President-Finance and Chief Financial
                                 Officer (Principal Financial Officer)