Form 10-Q
period 1999-04-03
GORGES QUIK TO FIX FOODS INC
filed 1999-05-18
CIK 1030999

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended April 3, 1999
                                                    -------------

                                      OR

        [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from________ to________

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


    Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___
                                               ---

    The number of shares of the registrant's Common Stock outstanding at May 18, 1999 was 1,000. There is no public trading market for shares of the registrant's Common Stock.


________________________________________________________________________________

Part  I  -  Financial Information Item
Item 1.  -  Financial Statements
            --------------------



                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                        October 3,                   April 3,
                                                                          1998                         1999
                                                                       -----------                  -----------
Assets                                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents                                           $     1,671                  $         -
   Accounts receivable, net                                                 16,970                       11,486
   Inventory                                                                15,880                       14,148
   Prepaid expenses and other                                                  448                          576
                                                                       -----------                  -----------
     Total current assets                                                   34,969                       26,210

Property, plant and equipment:
   Land                                                                      1,499                        1,371
   Buildings and leasehold improvements                                     38,174                       35,134
   Machinery and equipment                                                  38,826                       38,579
   Land improvements and other                                               1,002                        1,379
                                                                       -----------                  -----------
                                                                            79,501                       76,463
   Accumulated depreciation                                                (13,067)                     (16,726)
                                                                       -----------                  -----------
     Net property, plant and equipment                                      66,434                       59,737

Other assets:
   Intangible assets                                                        63,090                       61,974
   Organizational and deferred debt issuance costs                           7,282                        5,277
   Other                                                                        28                           28
                                                                       -----------                  -----------
     Total assets                                                      $   171,803                  $   153,226
                                                                       ===========                  ===========


     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                               $    13,381                  $    10,304
   Current portion of long-term debt                                         8,500                        4,260
                                                                       -----------                  -----------
      Total current liabilities                                             21,881                       14,564

Long-term debt, less current portion                                       139,350                       89,299


Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                        -                            -
   Additional paid-in capital                                               45,585                       62,492
   Accumulated deficit                                                     (35,013)                     (13,129)
                                                                       -----------                  -----------
     Total stockholders' equity                                             10,572                       49,363
                                                                       -----------                  -----------
     Total liabilities and stockholders' equity                        $   171,803                  $   153,226
                                                                       ===========                  ===========

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)



                                        Three                 Three               Six               Six
                                        months                months             months            months
                                        ended                 ended              ended             ended
                                       March 28,             April 3,           March 28,         April 3,
                                         1998                  1999               1998              1999
                              ------------------------------------------------------------------------------
Sales                                    $49,573              $ 36,991          $ 100,560         $ 83,820
Costs of goods sold                       40,649                29,713             81,891           68,442
                              ------------------------------------------------------------------------------
 Gross profit                              8,924                 7,278             18,669           15,378

Operating expenses:
 Selling, general and
   administrative                          6,364                 6,361             12,424           13,096
 Amortization                                808                   815              1,668            1,627
                              ------------------------------------------------------------------------------
   Total operating expenses                7,172                 7,176             14,092           14,723
                              ------------------------------------------------------------------------------
Operating income                           1,752                   102              4,577              655

Interest expense                           4,277                 2,737              8,476            6,557
Other (income) expense                        (5)                  (56)               (13)             142
                              ------------------------------------------------------------------------------
(Loss) before taxes on
 income                                   (2,520)               (2,579)            (3,886)          (6,044)
Income tax expense                             -                     9                  -                9
                              ------------------------------------------------------------------------------
Net (loss) before
 extraordinary item                       (2,520)               (2,588)            (3,886)          (6,053)
                              ------------------------------------------------------------------------------
Extraordinary item net of
 tax                                           -                     -                  -           27,937
                              ------------------------------------------------------------------------------
   Net income (loss)                     $(2,520)             $ (2,588)         $  (3,886)        $ 21,884
                              ==============================================================================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                         Six months                          Six months
                                                                           ended                               ended
                                                                          March 28,                           April 3,
                                                                            1998                                1999
                                                                       ---------------                   ----------------
Cash flows from operating activities:
   Net income (loss)                                                        $(3,886)                          $ 21,884
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                            4,538                              4,536
      Amortization                                                            2,100                              1,627
      Amortization of deferred debt                                               -                                232
      Allowance for bad debt                                                    (88)                               175
      Gain on asset sale/restructuring                                            -                               (352)
      Write off of deferred debt                                                  -                              2,783
      Extraordinary gain on early retirement of debt                              -                            (31,093)
Changes in assets and liabilities:
         Decrease in accounts receivable                                      3,041                              5,302
         Decrease in inventory                                                2,150                              1,732
         Increase in prepaid expenses and other                                (133)                              (127)
         Decrease in accounts payable and
           accrued expenses                                                  (6,432)                            (2,788)
                                                                       ---------------                   ----------------
     Net cash provided by operating activities                                1,290                              3,911

Cash flows from investing activities:
   Purchases of plant and equipment                                          (1,540)                            (1,487)
   Proceeds from sale of facility                                                 -                              4,000
   Other                                                                        (84)                                (3)
                                                                       ---------------                   ----------------
     Net cash provided by (used in) investing activities                     (1,624)                             2,510

Cash flows from financing activities:
   Proceeds from revolving line of credit                                     9,000                             18,910
   Payments on revolving line of credit                                      (6,000)                           (28,278)
   Proceeds from long term debt                                                   -                             33,052
   Payments on long term debt                                                (2,500)                           (47,164)
   Capital contributions                                                          -                             16,907
   Debt issuance and organizational costs                                      (166)                            (1,519)
                                                                       ---------------                   ----------------
     Net cash provided by (used in) financing activities                        334                             (8,092)
                                                                       ---------------                   ----------------
Net increase in cash and cash equivalents                                         -                             (1,671)
Cash and cash equivalents at beginning of period                                  -                              1,671
                                                                       ---------------                   ----------------
Cash and cash equivalents at end of period                                  $     -                           $      -
                                                                       ===============                   ================

See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
April 3, 1999
(Unaudited)

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


2.  Summary of Significant Accounting Policies

Fiscal Year

     The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30. Quarterly financial information reflects all necessary adjustments normal and recurring in nature, in the opinion of management, to present such information in accordance with GAAP.

Accounts Receivable

     The Company periodically evaluates the credit worthiness of its customers as accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                     October 3,                  April 3,
                                        1998                       1999
                                -------------------        -------------------
   Finished products                $        10,306           $          9,264
   Supplies                                   5,574                      4,884
                                -------------------        -------------------
   Total                                    $15,880                    $14,148
                                ===================        ===================

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is calculated primarily by the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years. Capital expenditures for equipment and capital improvements are generally capitalized while maintenance is expensed.

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

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)
2.  Summary of Significant Accounting Policies - Continued

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. Accumulated amortization was $8.1million at April 3, 1999. During the first quarter of 1999, the Company amended its credit facility (the "Old Credit Facility") with NationsBank, N.A. (the "Old Bank") as agent for a syndicate of banks and financial institutions, and as a result wrote-off approximately $1.4 million of deferred debt issuance costs. See Notes 3 and 10.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $3.0 million and $6.2 million for the three month and six month periods ending March 28, 1998, compared to $3.2 million and $6.4 million for the same periods ending April 3, 1999. Research and Development expenses were $0.2 million and $0.4 million for the three month and six month periods ended March 28, 1998, compared to $0.2 million and $0.4 million for the same periods ending April 3, 1999.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other (Income) Expense/Restructuring Expenses

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in the fourth quarter of fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and
(ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility for $4 million in cash.

Extraordinary Item

     Included in the extraordinary item of $27.9 million is $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Old Credit Facility). See Notes 3 and 10.

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

3.  Long Term Debt

Senior Debt


     On March 5, 1999, the Company repaid all amounts outstanding under the Old Credit Facility and entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "Replacement Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $2.1 million in fiscal 1999, $4.2 million in each of fiscal 2000, 2001, 2002 and 2003 and $14.4 million in fiscal 2004.

     Outstanding borrowings under the Replacement Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At April 3, 1999, the interest rate for the Company based on this formula was 9.44% for borrowings under the Revolver and 9.69% for borrowings under the Term Loan. The interest rates under the Replacement Credit Facility may vary based on changes in the prime rate or the London Interbank Office Rate ("LIBOR"). Additionally, the interest rates under the Replacement Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash as defined in the Replacement Credit Facility. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At April 3, 1999, the Company's outstanding borrowings under the Replacement Credit Facility were $38.5 million, $9.9 million under the Revolver and $28.6 million under the Term Loan. Also, at April 3, 1999, the Company had $0.8 million in outstanding letters of credit.

     Under the Replacement Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Replacement Credit Facility also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock secure indebtedness outstanding. As of April 3, 1999, the Company was not in compliance with the covenants in the Replacement Credit Facility relating to minimum net worth and fixed charge coverage ratio. On May 11, 1999, CIT delivered to the Company a written waiver of this non-compliance. As a result of such waiver, as of May 11, 1999, the Company was in compliance with all technical, financial and limit ratio covenants under the Replacement Credit Facility.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)
Long Term Debt - Continued


Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount Notes. The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. In December 1998, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash
tender offer.   The Company's outstanding indebtedness under these Notes was
$52.0 million at April 3, 1999. (See Note 10).

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at April 3, 1999.

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

     The Company paid interest of $4.2 million and $8.5 million for the three month and six month periods ended March 28, 1998 compared to $2.7 million and $6.6 million for the same periods ended April 3, 1999.

4.  Commitments

     The Company leases certain properties and equipment for which the total rentals thereon approximated $32,000 and $64,000 for the three month and six month periods ended March 28, 1998, compared to approximately $100,000 and $201,000 for the same periods ended April 3, 1999.

5.  Benefit Plans

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing; no incentive contributions have been made by the Company. Contributions to the defined contribution plans totaled $146,068 and $279,170 for the three month and six month periods ended March 28, 1998, compared to $141,394 and $275,386 for the same periods ended April 3, 1999.

6.  Income Taxes

     The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended April 3, 1999 because in the opinion of management it is uncertain when the Company will be able to realize this deferred tax asset.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

7.  Significant Customers

     Certain of the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 23% of sales for the three month period ended April 3, 1999.

8.  Transactions with Affiliates

     The Company has entered into a consulting agreement with an affiliate of GHC's majority shareholder, CGW Southeast Partners III, L.P. ("CGW"), under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating the purchase of the Company from Tyson Foods, Inc.


9   Stock Options

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

                                                   Number of Shares              Weighted Average and
                                                                                Option Price per Share
                                          ---------------------------------------------------------------
Options granted                                                84,968                      $100.00
Options exercised                                                   -                            -
Options cancelled                                                   -                            -
                                          ---------------------------------------------------------------
Options outstanding September 27, 1997                         84,968                      $100.00

Options granted                                                 8,543                      $100.00
Options exercised                                                   -                            -
                                          ---------------------------------------------------------------
Options cancelled                                              15,843                      $100.00
                                          ---------------------------------------------------------------
Options Outstanding October 3, 1998                            77,668                      $100.00
                                          ===============================================================


10. Restructuring

     Prior to the end of fiscal 1998, the Company began a restructuring process that encompassed two main actions: (i) exiting the raw ground beef business, and the related closing or sale of the Orange City, IA, plant principally responsible for this business line's production; and (ii) restructuring of its balance sheet primarily through a debt restructuring plan and equity offering.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

10.  Restructuring - Continued


     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these asset, and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. The Company incurred additional charges in the fiscal first and second quarters of 1999 related to the exit from the ground beef business and restructuring of the value added business.

     On October 29, 1998, the Company entered into the Amendment to the Old Credit Facility that replaced the existing covenants with a new set of covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory. The Amendment became effective on December 21, 1998, at which time the Company was in compliance with all terms and conditions of the Old Credit Facility.

     On October 29, 1998, the Company announced a tender offer pursuant to which it offered to purchase not less than $36.0 million (the "Minimum Tender Condition") and up to $46.0 million aggregate principal amount of its Notes (the "Offer"). On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $30.0 million aggregate principal amount of Notes (the "Tendered Notes"). Additionally, on December 21, 1998, CGW contributed to the Company $18.0 million aggregate principal amount of Notes (the "CGW Notes") acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. As a result of the retirement of the $48 million of Tendered Notes, the Company recorded $28.6 million in income net of related transaction expenses and the write off of deferred debt fees. The repurchase and retirement of the Tendered Notes and the CGW Notes was financed through an equity investment by the shareholders in GHC totaling $16.9 million.

     On December 21, 1998 the Company, through GHC, obtained from certain shareholders a $4.0 million subordinated bridge loan (the "Bridge Loan"), the proceeds of which were used to fund the December 1, 1998 interest payment on the Notes. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. Unless earlier repaid, on December 15, 1999, the remaining principal and interest outstanding under Bridge Loan will automatically convert to equity in GHC.

     On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility (the "Ground Beef Facility") for $4 million in cash. Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing 100% of the Company's total ground beef production. The proceeds from the sale of this facility were used to reduce the outstanding indebtedness under the Old Credit Facility.

On March 5, 1999, 1999, the Company entered into the Replacement Credit Facility and, using the proceeds from the Replacement Credit Facility, repaid all amounts outstanding under the Old Credit Facility. Additionally, on March 5, 1999, the Company repaid approximately $1.0 million of the principal and interest outstanding under the Bridge Loan using proceeds from the Replacement Credit Facility.

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


Results of Operations

Overview

                                         Three months ended                         Six months ended
                                 March 28, 1998        April 3, 1999       March 28, 1998        April 3, 1999
                             ---------------------------------------------------------------------------------
Sales Dollars:
  Value Added                          $36,750              $35,160             $ 75,583              $73,172
  Ground Beef                           12,823                1,831               24,977               10,649
                             ---------------------------------------------------------------------------------
      Total                            $49,573              $36,991             $100,560              $83,820

Pounds:
Total Value Added                       23,128               22,165               48,554               46,447
  Ground Beef                           15,079                2,112               29,333               13,205
                             ---------------------------------------------------------------------------------
      Total                             38,207               24,276               77,887               59,652

Dollars/Pound
  Value Added                          $  1.59              $  1.59             $   1.56              $  1.58
  Ground Beef                             0.85                 0.87                 0.85                 0.81
                             ---------------------------------------------------------------------------------
      Total                            $  1.30              $  1.52             $   1.29              $  1.41


     Sales. Total sales decreased $12.5 million, or 25%, from $49.6 million in the three month period ended March 28, 1998 to $37.0 million in the three month period ended April 3, 1999. This decrease was primarily due to decreases in the sales of ground beef as a result of exiting the ground beef business, and the sales to national account customers of value added products.

     Total sales decreased $16.7 million, or 16.6%, from $100.6 in the six month period ended March 28, 1998 to $83.8 million in the six month period ended April 3, 1999. This decrease was primarily due to decreases in the sales of ground beef and the sales to national account customers of value added products, partially offset by increased sales of co-packed, value added products (products packed for other manufacturers under their label).

     Sales of value added products decreased $1.6 million, or 4.3%, from $36.8 million in the three month period ended March 28, 1998 to $35.0 million in the three month period ended April 3, 1999. This decrease reflects decreased sales to national account customers.

     Sales of value added products decreased $2.4 million, or 3.2%, from $75.6 million in the six month period ended March 28, 1998 to $73.2 million in the six month period ended April 3, 1999. This decrease reflects decreased sales to national account customers, partially offset by increases in sales of co-packed product sold to other manufacturers. The national account business lost carried a high average sale price, and the co-pack volume replacing it is primarily on a fee for service/toll conversion cost basis. The result of the sales mix change, coupled with the continued fall in beef prices in fiscal 1999 resulted in lower average selling prices in fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


     Sales of ground beef products decreased $11.0 million, or 85.7%, from $12.8 million in the three month period ended March 28, 1998 to $1.8 million in the three month period ended April 3, 1999. This decrease is a direct result of the Company's strategic decision made in the fourth quarter of 1998 to exit the ground beef business. Ground beef product sales decreased 13.0 million pounds, or 86.0%, from 15.1 million pounds in the three month period ended March 28, 1998 compared to 2.1 million pounds in the three month period ended April 3, 1999.

     Sales of ground beef products decreased $14.3 million, or 57.4%, from $25.0 million in the six month period ended March 28, 1998 to $10.6 million in the six month period ended April 3, 1999. This decrease is a direct result of the Company's strategic decision made in the fourth quarter of 1998 to exit the ground beef business. Ground beef product sales decreased 16.1 million pounds, or 55.0%, from 29.3 million pounds in the six month period ended March 28, 1998 compared to 13.2 million pounds in six month period ended April 3, 1999.

     Gross Profit. Gross profit decreased $1.6 million, or 18.4%, from $8.9 million in the three month period ended March 28, 1998 compared to $7.3 million in the three month period ended April 3, 1999. As a percentage of sales, gross profit increased from 18.0% in the three month period ended March 28, 1998 to 19.7% in the three month period ended April 3, 1999. This decrease in gross profit dollars and increase in gross profit as a percent of sales reflect the Company's decision to exit the ground beef business.

     Gross profit decreased $3.3 million, or 17.6%, from $18.7 million in the six month period ended March 28, 1998 to $15.4 million in the six month period ended April 3, 1999. As a percentage of sales, gross profit decreased from 18.6% in the six month period ended March 28, 1998 to 18.4% in the six month period ended April 3, 1999. This decrease reflects operating inefficiencies resulting from lower production levels, discounted sales of older or overstocked products and the decrease in sales of value added products to national account customers offset with increased sales of lower margin co-packed products. This decrease also reflects increased expenses relating to sales and promotional activities.

     Operating Expenses. Operating expenses were $7.2 million in both the three month periods ended March 28, 1998 and April 3, 1999.

     Operating expenses increased $0.6 million, or 4.3%, from $14.1 million in the six month period ended March 28, 1998 to $14.7 million in the six month period ended April 3, 1999. This increase is primarily the result of the complete organization and staffing of the Company's corporate headquarters, increased sales and promotional activity in fiscal 1999, full staffing of the Company's research and development group, and a higher level of product development activity.

     Operating Income. Operating income decreased $1.6 million, or 93.0%, from $1.7 million in the three month period ended March 28, 1998 to $0.1 million in the three month period ended April 3, 1999. This decrease is primarily the result of the reduced sales reflecting the company's decision to exit the ground beef business.

     Operating income decreased $3.9 million, or 85.3%, from $4.6 million in the six month period ended March 28, 1998 to $0.7 million in the six month period ended April 3, 1999. This decrease is primarily the result of decreases in gross profit due to sales mix changes described above and the resulting decline in gross margin, which includes discounted sales of older or overstocked products.

     Interest Expense. Interest expense decreased $1.5 million, or 36.0%, from $4.3 million in the three month period ended March 28, 1998 to $2.7 million in the three month period ended April 3, 1999. This decrease reflects the overall lower debt level due to the repurchase and retirement of $48.0 aggregate principal amount of million of Notes.

     Interest expense decreased $1.9 million, or 22.6%, from $8.5 million in the six month period ended March 28, 1998 to $6.6 million in the six month period ended April 3, 1999. This decrease reflects the overall lower debt level due to the repurchase and retirement of $48.0 million aggregate principal amount of Notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Other (Income) Expense. Other income and expense, which was minimal in the three month period ended March 28, 1998, remained minimal in the three month period ended April 3, 1999.

     Other income and expense, which was minimal in the six month period ended March 28, 1998, increased to $0.1 million in the six month period ended April 3, 1999. The increase is a result of the Restructuring.

     Extraordinary Item. The extraordinary item is comprised of $31.1 million in income from the repurchase and early retirement of $48.0 million aggregate principal amount of Notes, $1.6 million in income from interest forgiven on the repurchase of the Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Old Credit Facility).

     Net Income (loss). Net income (loss) increased $0.1 million, or 2.6%, from ($2.5) million in the three month period ended March 28, 1998 to $(2.6) million in the three month period ended April 3, 1999.

     Net income (loss) increased $18.0 million, or 463.2%, from ($3.9) million in the six month period ended March 28, 1998 to $21.9 million in the six month period ended April 3, 1999.

Liquidity and Capital Resources

     On March 5, 1999, the Company entered into a credit agreement with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "Replacement Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $2.1 million in fiscal 1999, $4.2 million in each of fiscal 2000, 2001, 2002 and 2003 and $14.4 million in fiscal 2004.

     Outstanding borrowings under the Replacement Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At April 3, 1999, the interest rate for the Company based on this formula was 9.44% for borrowings under the Revolver and 9.69% for borrowings under the Term Loan. The interest rates under the Replacement Credit Facility may vary based on changes in the prime rate or the London Interbank Office Rate ("LIBOR"). Additionally, the interest rates under the Replacement Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash as defined in the Replacement Credit Facility. These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At April 3, 1999, the Company's outstanding borrowings under the Replacement Credit Facility were $38.5 million, $9.9 million on the Revolver and $28.6 million on the Term Loan. Also, at April 3, 1999, the Company had $0.8 million in outstanding letters of credit.

     Under the Replacement Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Replacement Credit Facility also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock secure indebtedness outstanding.

     As of April 3, 1999, the Company was not in compliance with the covenants in the Replacement Credit Facility relating to minimum net worth and fixed charge coverage ratio. On May 11, 1999, CIT delivered to the Company a written waiver of this non-compliance. As a result of such waiver, as of May 11, 1999, the Company was in compliance with all technical, financial and limit ratio covenants under the Replacement Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The Company has significant annual principal and interest obligations. Borrowings under the Replacement Credit Facility, which totaled $38.5 million at April 3, 1999 ($28.6 million under the Term Loan and $9.9 million under the Revolver), accrued interest at an average rate of 9.5% in the quarter ended April 3, 1999. Borrowings under the Notes totaled $52.0 million at April 3, 1999, and accrued interest at 11.5%.

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. Capital expenditures, primarily for computer software and hardware, office furniture, fixtures, and for the capital maintenance of the Company facilities, were $ 0.5 million and $
1.5 million for the three month and six month periods ended March 28, 1998, compared to $ 1.2 million and $ 1.5 million for the three month and six month periods ended April 3, 1999.

     The Company's primary sources of liquidity are cash flows from operations. This cash flow combined with changes in working capital assets resulted in a net cash provided by operations of $3.9 million. The Company provided another $2.5 million in investing activities produced from proceeds from the sale of the Orange City facility, partially offset by capital purchases. In financing activities, the Company used $16.9 million in capital contributions and $4.0 million by obtaining the Bridge Loan. The Company used the $20.9 million generated to retire $49.75 million of debt in the quarter, as a result of the above described transactions, wherein the Company repurchased $48.0 million aggregate principal amount of Notes at a substantial discount. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 1999 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Recent Accounting Pronouncements

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use and SOP 98-5, Reporting on the Costs of Start Up Activities are effective for the Company beginning in it's fiscal year 2000.
The Company does not anticipate that SOP 98-1 will have a significant effect on the Company's financial position, results of operations or cash flows. With the adoption of SOP 98-5 the Company will have to write off existing organizational costs. As of April 3, 1999, organizational costs are approximately $2.6 million.


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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          10.1 Financing Agreement, dated March 5, 1999, by and among The CIT Group/Business Credit, Inc. (as Agent and a Lender), the Lenders and Gorges/Quik-to-Fix Foods, Inc.

          (b)  Reports on Form 8-K

          None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 18, 1999           GORGES/QUIK-TO-FIX FOODS, INC.



                               By:  /s/John P. McCarthy
                                    -------------------
                                    John P. McCarthy
                                    Corporate Controller
                                    (Principal Financial Officer)