Form 10-Q
period 1999-07-03
GORGES QUIK TO FIX FOODS INC
filed 1999-08-17
CIK 1030999

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 3, 1999
                                                 ------------

                                      OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from      to________

                       Commission file number 333-20155

                        GORGES\QUIK-TO-FIX FOODS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                    Delaware                      58-2263508
                 (State or Other               (I.R.S. Employer
           Jurisdiction of Incorporation      Identification No.)

                               9441 LBJ Freeway
                                   Suite 214
                             Dallas, Texas  75243
                   (Address of Principal Executive Offices)
                                (972) 690-7675
             (Registrant's Telephone Number, Including Area Code)


    Indicate by check  X  whether the registrant (1) has filed all reports
                      ---
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

    The number of shares of the registrant's Common Stock outstanding at August 16, 1999 was 1,000. There is no public trading market for shares of the registrant's Common Stock.


================================================================================

Part  I  -  Financial Information Item
Item 1

                             FINANCIAL STATEMENTS

                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                      October 3,                      July 3,
                                                                        1998                           1999
                                                                ---------------------         --------------------
                                                                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                 $  1,671                     $    463
   Accounts receivable, net                                                    16,970                       10,541
   Inventory                                                                   15,880                       18,009
   Prepaid expenses and other                                                     448                          827
                                                                ---------------------         --------------------
     Total current assets                                                      34,969                       29,840

Property, plant and equipment:
   Land                                                                         1,499                        1,371
   Buildings and leasehold improvements                                        38,174                       35,146
   Machinery and equipment                                                     38,826                       38,830
   Land improvements and other                                                  1,002                        1,626
                                                                ---------------------         --------------------
                                                                               79,501                       76,973
   Accumulated depreciation                                                   (13,067)                     (18,636)
                                                                ---------------------         --------------------
     Net property, plant and equipment                                         66,434                       58,337

Other assets:
   Intangible assets                                                           63,090                       61,414
   Organizational and deferred debt issuance costs                              7,282                        4,935
   Other                                                                           28                           28
                                                                ---------------------         --------------------
     Total assets                                                            $171,803                     $154,554
                                                                =====================         ====================

     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $ 13,381                     $  8,771
   Current portion of long-term debt                                            8,500                        7,260
                                                                ---------------------         --------------------
      Total current liabilities                                                21,881                       16,031

Long-term debt, less current portion                                          139,350                       92,194


Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                            -
   Additional paid-in capital                                                  45,585                       62,492
   Accumulated deficit                                                        (35,013)                     (16,163)
                                                                ---------------------         --------------------
     Total stockholders' equity                                                10,572                       46,329
                                                                ---------------------         --------------------
     Total liabilities and stockholders' equity                              $171,803                     $154,554
                                                                =====================         ====================


See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)




                                Three months   Three months    Nine months    Nine months
                                   ended           ended          ended         ended
                                  June 27,        July 3,        June 27,      July 3,
                                    1998           1999           1998          1999

                              -----------------------------------------------------------

Sales                               $44,034        $31,367        $144,593       $115,187
Costs of goods sold                  39,247         25,241         121,240         93,683
                              -----------------------------------------------------------
   Gross profit                       4,787          6,126          23,353         21,504

Operating expenses:
   Selling, general and
      administrative                  6,781          5,525          19,101         18,622
   Amortization                         812            815           2,480          2,442
                              -----------------------------------------------------------
     Total operating
      expenses                        7,593          6,340          21,581         21,064
                              -----------------------------------------------------------
Operating income                     (2,806)          (214)          1,772            440

Interest expense                      4,151          2,740          12,627          9,297
Other (income) expense                   (-)            52             (12)             0
                              -----------------------------------------------------------
Income (Loss)  before taxes          (6,957)        (3,006)        (10,843)        (8,857)
Income tax expense                        -             27               -             36
                              -----------------------------------------------------------
Net (loss) before
 extraordinary
   item                              (6,957)        (3,033)        (10,843)        (8,893)
                              -----------------------------------------------------------

Extraordinary item net of
 tax                                      -              -               -         27,743
                              -----------------------------------------------------------

     Net income (loss)              $(6,957)       $(3,033)       $(10,843)      $ 18,850
                              ===========================================================



See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                            Nine months            Nine months
                                                               ended                  ended
                                                              June 27,               July 3,
                                                               1998                   1999
                                                         ----------------       -----------------
Cash flows from operating activities:
   Net income (loss)                                           $  (10,843)             $   18,850
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                  6,944                   6,449
      Amortization                                                  2,480                   2,442
      Amortization of deferred debt                                   664                     415
      Allowance for bad debt                                          266                     216
      Gain on asset sale/restructuring                                  -                    (352)
      Write off of deferred debt                                        -                   2,759
      Extraordinary gain on early retirement of debt                    -                 (31,093)
Changes in assets and liabilities:
         Decrease in accounts receivable                            8,343                   6,211
         (In)Decrease in inventory                                  6,312                  (2,129)
         Increase in prepaid expenses and other                      (625)                   (379)
         Decrease in accounts payable and
           accrued expenses                                        (9,305)                 (4,609)
                                                         ----------------       -----------------
     Net cash provided (used) by operating activities               4,236                  (1,220)

Cash flows from investing activities:
   Purchases of plant and equipment                                (2,742)                 (1,997)
   Proceeds from sale of facility                                       -                   4,000
   Other                                                              (87)                    (13)
                                                         ----------------       -----------------
     Net cash provided by (used in) investing                      (2,829)                  1,990
      activities

Cash flows from financing activities:
   Proceeds from revolving line of credit                          15,000                  58,807
   Payments on revolving line of credit                           (11,000)                (60,996)
   Proceeds from long term debt                                         -                  33,052
   Payments on long term debt                                      (5,150)                (48,229)
   Capital contributions                                                -                  16,907
   Debt issuance and organizational costs                            (257)                 (1,519)
                                                         ----------------       -----------------
     Net cash provided by (used in) financing
      activities                                                   (1,407)                 (1,978)
                                                         ----------------       -----------------
Net increase in cash and cash equivalents                               -                  (1,208)
Cash and cash equivalents at beginning of period                        -                   1,671
                                                         ----------------       -----------------
Cash and cash equivalents at end of period                     $        -              $      463
                                                         ================       =================


See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
July 3, 1999
(Unaudited)

1.  Organization and Basis of Presentation

     Gorges/Quik-to-Fix Foods, Inc., (the "Company"), is a Delaware corporation and a wholly owned subsidiary of Gorges Holding Company ("GHC"). The Company is a leading producer, marketer and distributor of value added processed fresh and frozen beef, and to a lesser extent pork and poultry. The Company purchases fresh and frozen beef, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products generally falling into one of two categories, value added products and ground beef. Value added products include but are not limited to: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, and meatloaf; and (iii) other specialty products such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Ground beef product offerings primarily consist of individually quick frozen hamburger patties. The Company's products are primarily sold to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including restaurants, schools, healthcare providers, corporations, and other commercial feeding operations.
The Company sells its products primarily through broadline and specialty foodservice distributors throughout the U.S.


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

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                     October 3,                   July 3,
                                        1998                       1999
                                -------------------        -------------------
   Finished products                       $10,306                    $12,514
   Raw Materials and                         5,574                      5,495
   Supplies
                                -------------------        -------------------
     Total                                 $15,880                    $18,009
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

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)
2.  Summary of Significant Accounting Policies - Continued

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. Accumulated amortization was $9.1 million at July 3, 1999. During the first quarter of 1999, the Company amended its credit facility (the "Old Credit Facility") with NationsBank, N.A. (the "Old Bank") as agent for a syndicate of banks and financial institutions, and as a result wrote-off approximately $1.4 million of deferred debt issuance costs. See Notes 3 and 10.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $3.3 million and $9.5 million for the three month and nine month periods ending June 27, 1998, compared to $2.5 million and $6.4 million for the same periods ending July 3, 1999. Research and Development expenses were $0.4 million and $0.8 million for the three month and nine month periods ended June 27, 1998, compared to $0.2 million and $0.6 million for the same periods ending July 3, 1999.

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

Extraordinary Item

     Included in the extraordinary item of $27.8 million is $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Old Credit Facility). See Notes 3 and 10.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)
2.  Summary of Significant Accounting Policies - Continued

Collective Bargaining Agreements

     The Company employs approximately 750 people. Currently, approximately 200 employees of a total of 250 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by the Collective Bargaining Agreement between the Company and the Union, which is effective through September, 2000.


3.  Long Term Debt

Senior Debt


     On March 5, 1999, the Company repaid all amounts outstanding under the Old Credit Facility and entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "Replacement Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $1.0 million in the remainder of fiscal 1999, $3.9 in fiscal 2000, $4.3 million in each of fiscal 2001, 2002 and 2003 and $9.8 million in fiscal 2004.

     Outstanding borrowings under the Replacement Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At July 3, 1999, the interest rate for the Company based on this formula was 9.375% for borrowings under the Revolver and 9.875% for borrowings under the Term Loan. The interest rates under the Replacement Credit Facility may vary based on changes in the prime rate or the London Interbank Office Rate. Additionally, the interest rates under the Replacement Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the Replacement Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At July 3, 1999, the Company's outstanding borrowings under the Replacement Credit Facility were $44.5 million, $16.9 million under the Revolver and $27.6 million under the Term Loan. Also, at July 3, 1999, the Company had $0.2 million in outstanding letters of credit.

     Under the Replacement Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Replacement Credit Facility also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock secure indebtedness outstanding. As of July 3, 1999, the Company was not in compliance with the covenants in the Replacement Credit Facility relating to minimum net worth and fixed charge coverage ratio. On August 12, 1999, CIT delivered to the Company a written waiver of this non-compliance. As a result of such waiver, as of August 12, 1999, the Company was in compliance with all technical, financial and limit ratio covenants under the Replacement Credit Facility.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)
3.  Long Term Debt  Continued


Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount Notes. The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. In December 1998, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash
tender offer.   The Company's outstanding indebtedness under these Notes was
$52.0 million at July 3, 1999. (See Note 10).

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits (but does not prohibit) the incurrence of additional indebtedness, limits the making of restricted payments including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at July 3, 1999.

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. Notwithstanding the foregoing, at any time prior to December 1, 1999, the Company, at its option, may redeem the Notes, in part, with the net proceeds of a public equity offering or of a capital contribution made to the common equity of the Company. Any such redemption is also subject to a redemption premium, which begins at 110.75% in 1997 and 110.00% in 1998 and 1999. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control.

     The Company paid interest of $4.2 million and $12.6 million for the three month and nine month periods ended June 27, 1998 compared to $2.7 million and $9.3 million for the same periods ended July 3, 1999.

4.  Commitments

     The Company leases certain properties and equipment for which the total rentals thereon approximated $32,000 and $96,000 for the three month and nine month periods ended June 27, 1998, compared to approximately $46,000 and $137,000 for the same periods ended July 3, 1999.

5.  Benefit Plans

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing; no incentive contributions have been made by the Company. Contributions to the defined contribution plans totaled $138,439 and $403,298 for the three month and nine month periods ended June 27, 1998, compared to $102,105 and $377,492 for the same periods ended July 3, 1999.

6.  Income Taxes

     The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended July 3, 1999 because in the opinion of management it is uncertain when the Company will be able to realize this deferred tax asset.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

7.  Significant Customers

     Certain of the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top three customers accounted for approximately 31.4% of sales for the three month period ended July 3, 1999.

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

                                                   Number of Shares              Weighted Average and
                                                                                Option Price per Share
                                         ----------------------------------------------------------------

Options granted                                                 84,968                      $100.00
Options exercised                                                    -                            -
Options cancelled                                                    -                            -
                                         ----------------------------------------------------------------
Options outstanding September 27, 1997                          84,968                      $100.00

Options granted                                                  8,543                      $100.00
Options exercised                                                    -                            -
Options cancelled                                               15,843                      $100.00
                                         ----------------------------------------------------------------
Options Outstanding July 3, 1999                                77,668                      $100.00
                                         ================================================================


10. Restructuring

     Prior to the end of fiscal 1998, the Company began a restructuring process that encompassed two main actions: (i) exiting the raw ground beef business, and the related closing or sale of the Orange City, Iowa, plant principally responsible for this business line's production; and (ii) restructuring of its balance sheet primarily through a debt restructuring plan and equity offering.

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

      On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility (the "Ground Beef Facility") for $4.0 million in cash. Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing 100% of the Company's total ground beef production. The proceeds from the sale of this facility were used to reduce the outstanding indebtedness under the Old Credit Facility.

      On March 5, 1999, the Company entered into the Replacement Credit Facility and, using the proceeds from the Replacement Credit Facility, repaid all amounts outstanding under the Old Credit Facility. Additionally, on March 5, 1999, the Company repaid approximately $1.0 million of the principal and interest outstanding under the Bridge Loan using proceeds from the Replacement Credit Facility.

Part 1  Financial Information
Item 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion contains forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intends," "plans" and similar expressions and variations thereof are intended to identify forward-looking statements. We caution that these statements represent projections and estimates of future performance and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, without limitation, the factors set forth in the "Future Operating Results; Forward Looking Statements" in this section and other risk factors that are contained in documents that we file with the U.S. Securities and Exchange Commission.Gorges/Quik-to-Fix Foods, Inc., (the "Company"), or its representatives, may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, increases in customers and the Company's financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations are set forth among the factors set forth in the "Factors Affecting Future Performance" section in Item 7 of this report or in the description of the Company's business in Item 1 of this report, as well as factors contained in the Company's other filings with the Commission.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


     The Company was formed in 1996 in connection with the acquisition of the processed beef operations (the "Business") of Tyson Foods, Inc. (the "Acquisition" and "Tyson", respectively). Prior to the Acquisition, the Business operated as part of Tyson, the world's largest vertically integrated poultry processor. Tyson acquired a portion of the Business in 1989 through its acquisition of Holly Farms. In doing so, Tyson acquired two separate beef processing companies, Harker's, Inc. ("Harker's") and Quik-to-Fix Foods, Inc. ("Quik-to-Fix, Inc."), each of which had been acquired by Holly Farms in 1986. In 1990, Tyson sold the Harker's brand name and route sales division to Harker's Distribution, Inc., a company formed by former members of Harker's management. In January 1994, Tyson expanded its beef processing operations further by acquiring Gorges Foodservice, Inc., ("Gorges, Inc."), a leading producer of charbroiled beef products. In April 1996, Tyson announced its intention to sell the Business in order to concentrate on its core poultry business. The Acquisition was consummated on November 25, 1996.

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


Results of Operations

Overview

                                        Three months ended                        Nine months ended
                                June 27, 1998        July 3, 1999         June 27, 1998        July 3, 1999
                           ------------------------------------------------------------------------------------
Sales Dollars:
  Value Added                            $30,292              $30,270             $105,874             $103,442
  Ground Beef                             13,742                1,097               38,719               11,745
                           ------------------------------------------------------------------------------------
      Total                              $44,034              $31,367             $144,593             $115,187

Pounds:
Total Value Added                         18,489               17,300               66,953               63,747
  Ground Beef                             16,318                1,037               45,582               14,242
                           ------------------------------------------------------------------------------------
      Total                               34,807               18,337              112,535               77,989

Dollars/Pound
  Value Added                            $  1.64              $  1.75             $   1.58             $   1.62
  Ground Beef                               0.84                 1.06                 0.85                 0.82
                           ------------------------------------------------------------------------------------
      Total                              $  1.27              $  1.71             $   1.28             $   1.48


     Sales. Total sales decreased $12.7 million, or 28.8%, from $44.0 million in the three month period ended June 27, 1998 to $31.4 million in the three month period ended July 3, 1999. This decrease was primarily due to decreases in the sales of ground beef as a result of exiting the ground beef business.

     Total sales decreased $29.4 million, or 20.3%, from $144.6 in the nine month period ended June 27, 1998 to $115.2 million in the nine month period ended July 3, 1999. This decrease was primarily due to decreases in the sales of ground beef and the sales to national account customers of value added products.

     Sales of value added products remained comparable at $30.3 million in both the three month period ended June 27, 1998 to and the three month period ended July 3, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)



     Sales of value added products decreased $2.5 million, or 2.3%, from $105.9 million in the nine month period ended June 27, 1998 to $103.4 million in the nine month period ended July 3, 1999. This decrease reflects decreased sales to national account customers, partially offset by increases in sales of co-packed product sold to other manufacturers. The national account business carried a high average sale price, and the co-pack volume replacing it is primarily on a fee for service/toll conversion cost basis. The result of the sales mix change, coupled with the continued fall in beef prices in fiscal 1999 resulted in lower average selling prices in fiscal 1999.

     Sales of ground beef products decreased $12.6 million, or 92.0%, from $13.7 million in the three month period ended June 27, 1998 to $1.1 million in the three month period ended July 3, 1999. This decrease is a direct result of the Company's strategic decision made in the fourth quarter of 1998 to exit the ground beef business. Ground beef product sales decreased 15.3 million pounds, or 93.7%, from 16.3 million pounds in the three month period ended June 27, 1998 compared to 1.0 million pounds in the three month period ended July 3, 1999.

     Sales of ground beef products decreased $27.0 million, or 70.0%, from $38.7 million in the nine month period ended June 27, 1998 to $11.8 million in the nine month period ended July 3, 1999. This decrease is a direct result of the Company's strategic decision made in the fourth quarter of 1998 to exit the ground beef business. Ground beef product sales decreased 31.3 million pounds, or 69.0%, from 45.6 million pounds in the nine month period ended June 27, 1998 compared to 14.2 million pounds in nine month period ended July 3, 1999.

     Gross Profit. Gross profit increased $1.3 million, or 28.0%, from $4.8 million in the three month period ended June 27, 1998 compared to $6.1 million in the three month period ended July 3, 1999. As a percentage of sales, gross profit increased from 10.9% in the three month period ended June 27, 1998 to 19.5% in the three month period ended July 3, 1999. This increase in gross profit dollars and gross profit as a percent of sales reflect the Company's decision to exit the ground beef business.

     Gross profit decreased $1.8 million, or 7.9%, from $23.4 million in the nine month period ended June 27, 1998 to $21.5 million in the nine month period ended July 3, 1999. As a percentage of sales, gross profit increased from 16.2% in the nine month period ended June 27, 1998 to 18.7% in the nine month period
ended July 3, 1999.   This increase in gross profit dollars and gross profit as
a percent of sales reflect the Company's decision to exit the ground beef business.

     Operating Expenses. Operating expenses decreased $1.3 million, or 16.5%, from $7.6 million in the three month period ended June 27, 1998 to $6.3 million in the six month period ended July 3, 1999. This decrease is primarily the result of the Company's decision to exit the ground beef business.

     Operating expenses decreased $0.5 million, or 2.4%, from $21.6 million in the nine month period ended June 27, 1998 to $21.1 million in the nine month period ended July 3, 1999. This decrease is primarily the result of the Company's decision to exit the ground beef business.

     Operating Income. Operating income increased $2.6 million, or 92.3%, from $(2.8) million in the three month period ended June 27, 1998 to $(0.2) million in the three month period ended July 3, 1999. This increase is primarily the result of the company's decision to exit the ground beef business.

     Operating income decreased $1.3 million, or 75.2%, from $1.8 million in the nine month period ended June 27, 1998 to $0.4 million in the nine month period ended July 3, 1999. This decrease is primarily the result of decreases in gross profit due to sales mix changes described above and the resulting decline in gross margin, which includes discounted sales of older or overstocked products.

     Interest Expense. Interest expense decreased $1.4 million, or 34.0%, from $4.2 million in the three month period ended June 27, 1998 to $2.7 million in the three month period ended July 3, 1999. This decrease reflects the overall lower debt level due to the repurchase and retirement of $48.0 aggregate principal amount of million of Notes.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Interest expense decreased $3.3 million, or 26.4%, from $12.6 million in the nine month period ended June 27, 1998 to $9.3 million in the nine month period ended July 3, 1999. This decrease reflects the overall lower debt level due to the repurchase and retirement of $48.0 million aggregate principal amount of Notes.

     Other (Income) Expense. Other income and expense, which was minimal in the three month period ended June 27, 1998, remained minimal in the three month period ended July 3, 1999.

     Other income and expense, which was minimal in the nine month period ended June 27, 1998, remained minimal in the nine month period ended July 3, 1999.

     Extraordinary Item. The extraordinary item is comprised of $31.1 million in income from the repurchase and early retirement of $48.0 million aggregate principal amount of Notes, $1.6 million in income from interest forgiven on the repurchase of the Notes, $2.3 million of expenses related to the repurchase of the Notes, and $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Old Credit Facility).

     Net Income (loss). Net income (loss) increased $3.9 million, or 56.4%, from ($7.0) million in the three month period ended June 27, 1998 to $(3.0) million in the three month period ended July 3, 1999.

     Net income (loss) increased $29.7 million, or 273.8%, from ($10.8) million in the nine month period ended June 27, 1998 to $18.9 million in the nine month period ended July 3, 1999.

Liquidity and Capital Resources

     On March 5, 1999, the Company entered into a credit agreement with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "Replacement Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $2.5 million in fiscal 1999, $4.0 million fiscal 2000, $4.3 million in each of fiscal 2001, 2002 and 2003 and $9.8 million in fiscal 2004.

     Outstanding borrowings under the Replacement Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At July 3, 1999, the interest rate for the Company based on this formula was 9.375% for borrowings under the Revolver and 9.875% for borrowings under the Term Loan. The interest rates under the Replacement Credit Facility may vary based on changes in the prime rate or the London Interbank Office Rate. Additionally, the interest rates under the Replacement Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the Replacement Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At July 3, 1999, the Company's outstanding borrowings under the Replacement Credit Facility were $44.5 million, $16.9 million on the Revolver and $27.6 million on the Term Loan. Also, at July 3, 1999, the Company had $0.2 million in outstanding letters of credit.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)


     As of July 3, 1999, the Company was not in compliance with the covenants in the Replacement Credit Facility relating to minimum net worth and fixed charge coverage ratio. On August 13, 1999, CIT delivered to the Company a written waiver of this non-compliance. As a result of such waiver, as of August 13, 1999, the Company was in compliance with all technical, financial and limit ratio covenants under the Replacement Credit Facility.

     The Company has significant annual principal and interest obligations. Borrowings under the Replacement Credit Facility, which totaled $44.5 million at July 3, 1999 ($27.6 million under the Term Loan and $16.9 million under the Revolver), accrued interest at a rate of 9.875% and 9.375% respectively, in the quarter ended July 3, 1999. Borrowings under the Notes totaled $52.0 million at July 3, 1999, and accrued interest at 11.5%.

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. Capital expenditures, primarily for the Harlingen, Texas facility, in relation to acquisition of functions moved after the sale of the Orange City, Iowa facility, as well as for computer software and hardware, office furniture, fixtures, and for the capital maintenance of the Company facilities, were $ 1.2 million and $ 2.6 million for the three month and nine month periods ended June 27, 1998, compared to $ 0.5 million and $ 2.0 million for the three month and nine month periods ended July 3, 1999.

     The Company's primary sources of liquidity are cash flows from operations. This cash flow combined with changes in working capital assets resulted in a net cash used by operations of $1.2 million. The Company provided $2.5 million in investing activities produced from proceeds from the sale of the Orange City, Iowa facility, partially offset by capital purchases. In financing activities, the Company used $16.9 million in capital contributions and $4.0 million by obtaining the Bridge Loan. The Company used the $20.9 million generated to retire $49.75 million of debt in the first quarter, as a result of the above described transactions, wherein the Company repurchased $48.0 million aggregate principal amount of Notes at a substantial discount. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 1999 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.


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

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Recent Accounting Pronouncements

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use and SOP 98-5, Reporting on the Costs of Start Up Activities are effective for the Company beginning in it's fiscal year 2000.
The Company does not anticipate that SOP 98-1 will have a significant effect on the Company's financial position, results of operations or cash flows. With the adoption of SOP 98-5 the Company will have to write off existing organizational costs. As of July 3, 1999, organizational costs are approximately $2.3 million.


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

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None


Item 2.   Changes in Securities and Use of Proceeds

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Securities Holders

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



Dated:  August 16, 1999                  GORGES/QUIK-TO-FIX FOODS, INC.



                                         By: /s/Shelley Arnette
                                            ---------------------------
                                            Shelley Arnette
                                            Chief Financial Officer