Form 10-K405
period 1999-10-02
GORGES QUIK TO FIX FOODS INC
filed 2000-01-18
CIK 1030999

                                                                          MASTER
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _______________________

                                   FORM 10-K

                            _______________________

(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 2, 1999

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to ____

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

                                     None

                               (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No___
                                                ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of shares of the registrant's Common Stock outstanding at January 14, 1999, were 1,000. There is no public trading market for shares of the registrant's Common Stock.

                      Documents Incorporated by Reference

 Certain exhibits to this Form 10-K are incorporated by reference in Part IV.

================================================================================

                        GORGES/QUIK-TO-FIX-FOODS, INC.

                        1999 ANNUAL REPORT ON FORM 10-K

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

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements. The Company's fiscal year ends on the Saturday closest to September 30. References in this report to, "fiscal 2000," "fiscal 1999," "fiscal 1998," and "fiscal 1997," refer to the twelve month periods ended September 30, 2000, October 2, 1999 and October 3, 1998 and the three hundred six days ended September 27, 1997, respectively.

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

     The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of value added products. The Company produces value added products which include: (i) breaded beef items, such as country fried steak and beef fingers; (ii) charbroiled beef, such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat; and (iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks and Philly steak slices. Prior to February 1, 1999, the Company produced ground beef products. Ground beef product offerings consisted primarily of ready to cook individually quick frozen ("IQF") hamburger patties. The Company operates three manufacturing facilities, which are dedicated to value added products. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products principally through broadline and specialty foodservice distributors.

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

     The Company is incorporated under the laws of the state of Delaware. The Company's principal executive offices are located at 9441 LBJ Freeway, Suite 214, Dallas, Texas, 75243, and its telephone number is 972/690-7675. The Company is a wholly owned subsidiary of Gorges Holding Corporation ("GHC"), which, in turn, is substantially owned by CGW Southeast Partners III, L.P. ("CGW"). GHC has no business other than holding the stock of the Company, which is the sole source of GHC's financial resources. GHC is controlled by CGW, which beneficially owns shares representing 73.9% of the voting interest in GHC, (73.1% on a fully diluted basis) and has the right to designate all of the directors of GHC. Accordingly, CGW, through its control of GHC, controls the Company and has the power to elect all of its directors, appoint new management, and approve any action requiring the approval of the holders of the Company's common stock.

Recent Developments

 .    Focus on Retail and Industrial business. The Company intends to focus more attention on the retail and industrial customer. The Company also has identified various other areas in which it believes it can reduce its overhead expenses.

 .    Strengthening of Management Team. The Company has strengthened its management team by hiring a new Chief Executive Officer, new Vice President of Operations, a new Vice President of Human Resources and a new Chief Financial Officer. The Company believes this will greatly improve its business management. See "Directors and Executive Officers of the Registrant."

 . Credit Facility Amendment. Effective December 30, 1999 the Company and The CIT Group/Business Credit, Inc. amended the current credit facility by replacing existing covenants with a new set of covenants that are more appropriate for the financial structure of the Company. The document also waived the Company's non-compliance with the covenants that existed as of October 2, 1999.

 .    Bridge Loan. On December 21, 1998 the Company, through GHC, obtained from certain shareholders a $4.0 million subordinated bridge loan (the "Bridge Loan"). The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. Under the terms of the Loan, on December 15, 1999, the remaining principal balance of $3,000,000 and accrued interest outstanding under the Bridge Loan converted to equity in GHC.

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

     Value Added Products. The Company's breaded beef products are sold primarily under the Quik-to-Fix brand. The flagship product of the Quik-to-Fix brand is country fried steak. The primary customers for breaded beef products are commercial foodservice operators, including Shoney's, Golden Corral, Ryan's, Steak and Ale and Sodexho Corporation.

     Charbroiled beef products are the flagship items of the Gorges brand. Under the Gorges brand, the Company offers an extensive variety of fully cooked charbroiled beef products, including charbroiled steak burgers, meatballs, meatloaf, taco meat and chili. Customers for charbroiled beef products include a wide variety of commercial users such as Ryan's, Golden Corral and Sodexho, along with non-commercial users such as hospitals, schools and corporations. Growth in charbroiled beef products has been driven by customers' desire to minimize preparation time and concerns about the food safety issues surrounding the handling of raw beef products. The USDA Commodity Reprocessing Program for schools has also played an important role in the growth of these products, as it allows the Company to couple the processing of federally donated commodity products with the sale of other value added products, thereby increasing penetration in the important school foodservice program segment.

     Other value added products include a wide variety of fully cooked and ready to cook items such as charbroiled beef strips, pork sausage, beef luncheon steaks, cubed steaks, pre-cooked rib patties, meatloaf, stew beef and breaded turkey products. In March 1996, Quik-to-Fix Beef Steak Slices were introduced for use in Philly steak sandwiches, stir-fry and other sliced steak dishes. Customers for these specialty items include Tyson, Stouffer's, Steak and Ale, and Subway.

     Value added products accounted for $137.0 million (90.8%), $149.0 million (73.9%), and $124.2 million (71.9%) of sales in fiscal 1999, fiscal 1998, and fiscal 1997, respectively.

     Ground Beef. The Company served the ground beef market principally through the sale of IQF patties. The ground beef market is very competitive and is served by a large number of national and regional suppliers. Ground beef customers included Sonic, Harker's, and Sysco. During 1999 the Company exited the ground beef market.

     Ground beef accounted for $13.9 million (9.2%), $52.6 million (26.1%), and $48.5 million (28.1%) of sales in fiscal 1999, fiscal 1998, and fiscal 1997 respectively. The Company exited the ground beef business due to low margin profitability and increasing industry food safety regulatory concerns. The Company expects that sales of ground beef products will be insignificant in fiscal 2000 and in the future.

Growth Strategy

     The Company's business was acquired from Tyson on November 25, 1996. Prior to the Acquisition, Tyson's management modified its strategy of providing a full range of center of the plate meat proteins in addition to chicken. Accordingly, Tyson returned its focus to its core poultry business, as evidenced by its adoption of the "We're Chicken" campaign in early 1996.

     The Company's principal business objective is to build its higher margin value added ready to cook and fully cooked business. Value added products address many of the concerns within the foodservice industry, including cost reduction, food safety and product quality and consistency. Management believes that by focusing on its core value added product offerings, the Company will be better able to capitalize on its strengths and industry trends, including the following:

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

     .    Focused Sales and Marketing Team. The Company's sales and marketing team consists of 17 experienced professionals. The Company's sales force is compensated based on sales volume, margins, expense control and growth-based incentive programs, all of which are tied to sales of the Company's predominantly beef based product lines.

     .    Extensive Foodservice Broker Network. Management believes that the
     Company's extensive independent foodservice broker network, consisting of 53 brokers covering 49 states, is one of its most valuable assets. The brokers act as extensions of the Company's in-house sales force, providing sales and marketing support and an intensive sales effort focused on the major foodservice distributors in each of their respective regions.

     .    Strong and Diverse Customer Base. The Company has a strong and diverse customer base, anchored by 48 of the 50 largest broadline foodservice distributors. The Company's products are purchased by several of the 50 largest multi-unit restaurant chains in the United States, including Shoney's, Metromedia (Steak and Ale, Bennigan's and Ponderosa) and Advantica (Denny's, Coco's and Carrow's) as well as by institutional customers such as Sodexho and Aramark. The Company also services school districts through the USDA Commodity Reprocessing Program.

     .    Modern Facilities with Excess Capacity. The Company's three remaining modern facilities use state-of-the-art equipment with capacity that will allow significant volume increases without major additional capital expenditures.

     .    Experienced and Focused Management Team. The Company's three plants operate primarily as an integrated unit. The Company has strengthened its management team by hiring a new Chief Executive Officer, a new Vice President of Operations, a new Vice President of Human Resources and a new Chief Financial Officer. The Company believes this will allow it to more efficiently operate its business.

Sales and Marketing

     Foodservice Broker Network

     Management believes that the Company's extensive independent foodservice broker network consisting of 53 brokers covering 49 states, is one of its most valuable assets. The brokers act as extensions of the Company's in-house sales force, providing sales and marketing support and an intensive sales effort focused on the major foodservice distributors in each of their respective regions. Most brokers sell a wide variety of products produced by other manufacturers. However, the brokers generally do not carry products that compete directly with those produced by the Company. The brokers are compensated on a commission basis and do not take title to the Company's products.

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

Customers and End Users

     Overview

     Commercial and non-commercial foodservice operators are the primary end users of the Company's products. Commercial foodservice operators include fast food and family dining restaurants, multi-unit national chain accounts and regional chain accounts. Non-commercial foodservice operators include hospitals, corporations and schools (including through the USDA Commodity Reprocessing Program). The Company's sales force, in conjunction with the Company's independent foodservice brokers, markets the Company's products to broadline and specialty distributors and multi-unit chains. The majority of sales to foodservice distributors are effected through the Company's independent broker network. Foodservice distributors are the principal suppliers of the Company's products to the end users.

     During fiscal 1999, Sysco and Harker's accounted for 17.2% and 7.4% of gross sales, respectively. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Performance."

     Foodservice Distributors

     Broadline foodservice distributors distribute a full line of dry, refrigerated and frozen food products to commercial and non-commercial foodservice operators. A majority of the Company's sales are made to broadline and specialty foodservice distributors which resell the Company's products to end users under the Gorges and Quik-to-Fix brand names or under the distributor's private label using items produced and packaged for the distributor. The Company has established strong relationships with 48 of the top 50 broadline foodservice distributors in the United States, including Sysco, US Food Service, Alliant Foodservice, Inc. and PYA/Monarch, Inc.

     End Users. The four primary end users of the Company's products are: (i) independent commercial foodservice operators, including fast food, family dining and fine dining restaurants, snack bars and caterers, most of which purchase their products through broadline foodservice distributors; (ii) national accounts, concentrated in the rapidly growing fast food and family dining category, which generally have centralized buying organizations served by either broadline or specialty foodservice distributors; (iii) retail grocery chains; and (iv) non-commercial foodservice operators, including corporate cafeterias and health care and educational institutions, most of which purchase their products primarily through broadline foodservice distributors.

     USDA Commodity Reprocessing. The Company participates in the USDA Commodity Reprocessing Program. Under this federal program, the Company takes USDA-donated commodity beef and further processes it for schools. The Company charges a fee for processing the beef into value-added further processed products such as charbroiled beef patties and fully cooked breaded beef patties. The program has complex administrative requirements with which the Company has significant experience. These complex administrative requirements make it difficult for competitors to enter the business on a casual basis. The majority of demand for a product under the program arises each spring and fall; however, the frozen nature of the product allows production to be scheduled throughout the year to keep plant utilization high. Despite this segment's continued growth as a percent of the Company's sales, the Company has historically derived less than 10% of its revenues from the USDA Commodity Reprocessing Program.

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

     The Company has long standing relationships with numerous major beef suppliers and operates a centralized procurement group that is responsible for sourcing beef for all of its facilities. The Company's beef needs are obtained from a variety of suppliers. The Company's pork and poultry needs also are sourced from various suppliers. Although the supply of meat proteins is concentrated, it is a commodity market and supplies at USDA standards are readily available from a variety of sources. The Company typically purchases raw materials from its suppliers using short-term purchase orders. The Company does not speculate in the markets for its raw materials and generally does not enter into long-term contractual arrangements with its suppliers. As a matter of policy, the Company performs its own quality assurance testing of its raw materials; however, the Company does require pre-testing by its suppliers of raw materials to be used in its IQF raw ground beef products.

     Batters, breading, spices and other ingredients, once specified, are currently purchased at the plant level, typically from regional suppliers. Virtually all packaging material requirements for the Company's products, which consist of corrugated boxes, plastic bags and labels, are acquired on a local basis for each of the plants. The Company intends to centralize purchasing for substantially all of these items during the fiscal year 2000.

Research and Development

     Over the past three years, the Company has introduced a variety of new products or product extensions, including the Super and Ultra Crispy Country Fried Steaks, Pub Burger, Beef TastyRib, charbroiled meatballs, cooked taco meat, philly beef steak slices, breaded turkey and flame broiled chicken breasts. The Company currently employs nine research and development professionals dedicated to product development, headed by a team leader with a BS in Biochemistry and Food Science and Masters degrees in Biochemistry and Business Administration. The Company's research and development team works closely with the sales force to respond to changing customer needs.

Environmental Matters

     The operations of the Company and the ownership of real property by the Company are subject to extensive and changing federal, state and local environmental laws and regulations. The Company believes it is currently in material compliance with all known material and applicable environmental regulations and currently does not expect to make material capital expenditures with respect to environmental control facilities during fiscal 2000. However, in the future the Company may be involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters and may be required to make capital expenditures to comply with environmental laws.

     Prior to the Acquisition, Tyson incurred monthly surcharges of approximately $40,000 to the city of Garland, Texas as a result of effluent wastewater discharges from the Garland, Texas facility. Tyson elected to pay the monthly surcharges and not modify the facility to allow for reduction or elimination of the surcharges. Since the Acquisition, the Company has continued to incur the monthly surcharges, although slightly reduced in amount due to certain modifications of the facility. The Company currently does not intend to further modify the facility to allow its operation without incurring any surcharge due to the prohibitive nature of the amount of needed investment; however, this will not preclude other minor modifications as needed or deemed necessary over time to help further reduce these charges. The amount of the surcharge is calculated based on the amount of effluent discharge and the total amount of water used by the Garland, Texas plant. Management does not believe that the incurrence of the aforementioned surcharges will have a material adverse effect on the Company's business, results of operations and debt service capabilities. There can be no assurance, however, that such surcharges will not be increased or that the Company will not be required to modify its operations, which may result in significant expenses or material capital expenditures.

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

     Recently, several of the Company's competitors allegedly have been responsible for the distribution and sale of beef products contaminated with the pathogenic e-coli 0157: H7 bacteria. Although the Company has taken measures to ensure that its products are not contaminated with such bacteria, there can be no assurance that such contamination will not occur or that, in the absence of such contamination, the Company's results of operations, financial condition and debt service capabilities will not be adversely affected by negative publicity about the Company's industry. In addition, such publicity or other factors may result in increased government regulation of the Company's business and there can be no assurance that such regulation will not adversely affect the Company's results of operations, financial condition, and debt service capabilities.

     The Company was involved in a voluntary product recall July 16, 1999. The recall involved approximately 563,600 pounds that were shipped of various fully cooked products, a portion of which may possibly have been undercooked. The products involved were produced at the Harlingen, Texas facility. Production on the affected line was restarted on July 30, 1999. All other production lines running at this plant continued operations.

     No foodborne illness precipitated the recall. The action was taken in an effort to ensure customer safety and minimize potential Company liability exposure. No adverse regulatory consequences occurred from USDA. The recall was handled in a timely fashion and the matter was closed with USDA in December 1999. All products involved were disposed of according to the approved government guidelines. Corrective actions were taken at the producing location to ensure that the situation identified as the possible cause did not occur again.

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

Trademarks

     The Company utilizes a number of U.S. trademarks, the most important of which are Gorges(R) and Quik-to-Fix(R). Certain of the Company's products are marketed under additional trademarks, such as Crispntender(R), Tenderbroil(R) and TastyRib(R). Although the Company's management considers all such intellectual property to be valuable assets, management believes that the loss or expiration of any patents or trademarks, other than the Gorges or Quik-to-Fix trademarks, would not have a material adverse effect on the Company's business, results of operations and debt service capabilities.

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

Competition

     The value-added beef processing industry is highly competitive, with a large number of competitors offering similar products. The Company's most significant competitors in its primary markets are Advance Meats, King's Command, Pierre/Fresh Foods, Travis Meats and Zartic. In addition, certain of the Company's suppliers, such as Cargill, IBP and ConAgra, produce ground beef products that compete directly with certain of the Company's products. The Company seeks to successfully compete with these suppliers by providing a diversity of product offerings and custom order packaging to meet its customers' needs. However, there can be no assurance that such suppliers will not expand their presence in the value-added beef processing industry in the future. These suppliers are larger and have greater resources than the Company. The Company also faces significant price competition from its competitors and may encounter competition from new market entrants.

Employees

     The Company employs approximately 750 people. Currently, approximately 71 employees of a total of approximately 250 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The Garland, Texas facility is being operated pursuant to the terms and conditions specified by a contract between the Company and the Union. The current contract will come up for renewal in September 2000.

Item 2.  Properties.

  The Company's properties consist of the following owned manufacturing facilities:

           ----------------------------------------------------------------
                  Location            Product Category       Square Footage
           ----------------------------------------------------------------
               Garland, Texas       Value added products          122,166
           ----------------------------------------------------------------
              Harlingen, Texas      Value added products          111,412
           ----------------------------------------------------------------
             Sioux Center, Iowa     Value added products           72,211
           ----------------------------------------------------------------

     Additionally, the Company's warehouse facilities are leased under a number of leases, each of which is terminable upon less than 60 days notice. The Company believes that should it or the owners of the warehouses terminate these leases, the Company could obtain replacement space on substantially the same terms and without a material adverse affect on the Company's business.

     The Company also leases approximately 15,000 square feet of office space in Dallas, Texas for use as its executive and administrative offices. This lease expires in 2001.

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

                                    Part II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

     The Company's common stock is not publicly traded. The Company is a wholly owned subsidiary of GHC, which, in turn, is substantially owned by CGW. GHC has no business other than holding the stock of the Company, which is the sole source of GHC's financial resources. GHC is controlled by CGW, which beneficially owns shares representing 73.9% of the voting interest in GHC, (73.1% on a fully diluted basis) and has the right to designate all of the directors of GHC. Accordingly, CGW, through its control of GHC, controls the Company and has the power to elect all of its directors, appoint new management and approve any action requiring the approval of the holders of the Company's common stock.

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

     In connection with the Financial Restructuring, in December 1998 CGW acquired additional equity securities of GHC. In order to provide NBIC, FPGT and the Senior Managers with the benefit of the pre-emptive rights under the Securities Purchase and Stockholders Agreement, CGW agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. FPGT was the only group which used its pre-emptive rights and kept their pro rata share of the equity securities. CGW as of December 1998 owns shares representing 74.2% of the voting interest in GHC and FPGT own shares representing 24.0% of the voting interest in GHC.

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

Item 6. Selected Financial Data.

     The following table presents (i) selected historical financial information of the Company and the business of the Company prior to its acquisition from Tyson (the "Business"), as of the dates and for the periods indicated, adjusted for the completion of the Acquisition. The historical financial information for the years ended October 2, 1999, ended October 3, 1998 and the three hundred six days ended September 27, 1997 have been derived from the Company's financial statements, which have been audited by Ernst & Young LLP. The historical information for the two years in the period ended September 28, 1996, and the fifty-eight days ended November 25, 1996 has been derived from the Business' financial statements, which have been audited by Ernst & Young LLP. The summary pro forma information does not purport to represent what the Company's results of operations would have been if such events had occurred at the dates indicated, nor does such information purport to project the results of the Company for any future period. The summary financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and the Notes thereto included elsewhere in this annual report.

                                        Business                                          Company
                        -----------------------------------------------------------------------------------------------------------
                          Year Ended     Year Ended     September 28,    November 26,    September 20,    Year Ended     Year Ended
                         September 30,  September 26,     1996 to          1998 to         1998 to         October 3      October 2
                             1995           1996        November 25,    September 27,    September 27,       1998            1998
                                                            1996           1997             1997
                                                         (58 days)       (306 days)     (Pro forma)(2)
Statement of
 operations data
Revenues                    $ 304,474     $ 232,764     $  31,966        $ 172,738         $  204,704       $ 201,581     $ 150,874
Cost and expenses,
 excluding
Amortization and
 restructing                  283,337       215,973        30,070          158,794            189,649         179,627       148,717
Amortization                    1,624         1,624           250            2,706              3,057           3,294         3,258
Restructing expense                 0             0             0                0                  0          13,900             0
Operating income (loss)        19,513        15,164         1,646           11,238             12,098         (15,240)       (1,101)
Interest expense                    0             0             0           13,709             16,378          17,243        12,113
Other expenses (income)           678           796             0               11                 11             (10)         (257)
Income tax                      7,931         6,205           731                0                  0              58            42
Net income (loss) before
 extra-ordinary items       $  10,904         8,163           915           (2,482)            (4,311)        (32,531)      (12,999)
Extraordinary item-Gain on
 retirement of Debt                 0             0             0                0                  0               0        26,959

Net income (loss)           $  10,004     $   8,163     $     915          ($2,482)           ($4,311)       ($32,531)    $  13,960

Balance sheet data (at
 period end)
Total assets                                                             $ 211,261          $ 211,261       $ 171,803     $ 155,805
Total debt                                                                 149,500            149,500         147,850        98,205
Total equity                                                                43,103             43,103          10,572        41,439

Other data:
EBITDA (1)                     29,877        24,080         2,238           21,291             24,768          11,487        10,780
Cash provided by (used for)
  operating activities         21,107        15,895           962            3,117                N/A           6,785         1,282
Cash provided by (used for)
  Investing activities          2,510          (609)         (141)        (187,944)               N/A          (3,208)        1,711
Cash provided by (used for)
  Financing activities        (23,637)      (15,286)         (821)         184,827                N/A          (1,906)       (4,082)
Capital expenditures            2,792           735           141            3,691              3,832           3,112         1,883

(1) Excludes one time charge of $13,900 for the year ended October 3, 1998, relating to the Restructing.
(2) The proforma results reflect the information assuming the Acquisition occurred at September 29, 1996.

EBITDA for any period is calculated as the sum of net income plus the following to the extent deducted in calculating net Income: (1) interest expense (income),
(2) income tax expense, (3) depreciation expense, (4) amortization expense and
(5) extraordinary gains or losses. We consider EBITDA to be a widely accepted financial indicator of a company's ability to service debt, fund capital expenditures and expand its business; however, EBIDTA is not calculated in the same way by all companies and is neither a measurement required, nor represents cash flow from operations as defined, by generally accepted accounting principles. EBITDA should not be considered by you as an alternative to net income, as an indicator of operating performance or to cash flow as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     In the Acquisition, the Company acquired the Business from Tyson. Prior to the Acquisition, (i) Gorges/Quik-to-Fix Foods, Inc. had no significant assets or liabilities and had not conducted any business, other than in connection with the Acquisition and the related financing (the "Transactions"), and (ii) the Business was not operated by Tyson as a distinct legal entity.

     The following discussion should be read in conjunction with the Audited Financial Statements and the Notes thereto.

Results of Operations

     The Company's fiscal year ends on the Saturday closest to September 30. References in this report to "fiscal 1999," "fiscal 1998" and "fiscal 1997" refer to the twelve month periods ended October 2, 1999 and October 3, 1998 and the three hundred six days ended September 27, 1997 respectively.

     The following tables set forth, for the fiscal periods indicated: (i) sales and categories of expenses in dollars and as a percentage of sales; and (ii) production volumes.


                                                                Fiscal Year Ended
                                 -----------------------------------------------------------------------------
                                       September 27,                October 3,                  October 2,
                                         1997                         1998                         1999
                                       (306 Days)
                                 -----------------------------------------------------------------------------
                                                        (Dollars and pounds in thousands)
Sales                            $172,738        100.0%        $201,581      100.0%       $150,874      100.0%
Cost of goods sold                140,149         81.1          171,746       85.2         123,855       82.1
                                -----------------------------------------------------------------------------
Gross profit                       32,589         18.9           29,835       14.8          27,019       17.9
Operating expenses                 21,351         12.4           45,075       22.4          28,120       18.6
                                -----------------------------------------------------------------------------
Operating income (loss)            11,238          6.5          (15,240)      -7.6          (1,101)       -.7
Other expenses                     13,698          7.9           17,233        8.5          11,856        7.9
                                -----------------------------------------------------------------------------
Earnings before taxes
on income (loss)                  ($2,482)        -1.4         ($32,473)     -16.1        ($12,957)      -8.6
Provision for income
taxes                                   0            0               58          0              42        0.0
                                -----------------------------------------------------------------------------
Net income (loss)before           ($2,482)        -1.4%        ($32,531)     -16.1%       ($12,999)      -8.6
extraordinary items
Extraordinary item                                                                          26,959       17.9
Net Income (loss)                 ($2,482)        -1.4%        ($32,531)     -16.1%       $ 13,960        9.3%
                                -----------------------------------------------------------------------------
Volume (in pounds)                130,383                       156,192                    105,040

                                                                   Fiscal Year Ended
                                                            -------------------------------
                                             September 27, 1997    October 3, 1998       October 2, 1999
                                             ------------------    ---------------       ---------------
                                                  306 Days
                                                  --------
                                             (dollars and pounds in thousands, except per pound amounts)
     Dollars
     Value added products................           $  124,199          $  149,051            $  137,006
     Ground beef.........................               48,539              52,530                13,868
                                                    ----------          ----------            ----------
                                                    $  172,738          $  201,581            $  150,874
                                                    ==========          ==========            ==========
     Volumes (in pounds)
     Value added products................               77,624              92,494                88,589
     Ground beef.........................               52,759              63,698                16,451
                                                    ----------          ----------            ----------
                                                       130,383             156,192               105,040
                                                    ==========          ==========            ==========
     Sales Per Pound
     Value added products................           $     1.60          $     1.61            $     1.55
     Ground beef.........................                 0.92                 .82                  0.84
                                                    ----------          ----------            ----------
     Overall average.....................           $     1.32          $     1.29            $     1.44
                                                    ==========          ==========            ==========

Fiscal Year Ended October 2, 1999 Compared to Fiscal Year Ended October 3, 1998

     Sales. Total sales decreased $50.7 million, or 25.1%, from $201.6 million in fiscal 1998 to $150.9 million in fiscal 1999. This decrease was primarily due to decreased sales of ground beef.

 Sales of value added products decreased $12.0 million, or 8.1%, from $149.1 million in fiscal 1998 to $137.0 million in fiscal 1999. This decrease is partially attributable to the inclusion of an additional week in fiscal 1998 compared to fiscal 1999 and decreases in average selling prices, partially offset by the discontinuation of sales of certain less profitable value added products. Value added product sales decreased 3.9 million pounds, or 4.2%, from
92.5 million pounds in fiscal 1998 to 88.6 million pounds in fiscal 1999.

     Sales of ground beef products decreased $38.6 million, or 73.6%, from $52.5 million in fiscal 1998 to $13.9 million in fiscal 1999. This decrease was primarily due to a decision made by the company to exit the ground beef portion of the business. Ground beef product sales decreased 47.3 million pounds, or 74.3%, from 63.7 million pounds in fiscal 1997 to 16.4 million pounds in fiscal 1999.

     Gross Profit. Gross profit decreased $2.8 million, or 9.4%, from $29.8 million in fiscal 1998 to $27.0 million in fiscal 1999. As a percentage of sales, gross profit increased from 14.8% in fiscal 1998 to 17.9% in fiscal 1999. This decrease in gross profit reflects operating inefficiencies resulting from lower production levels, discounted sales of older or overstocked products and sales of lower margin ground beef products. This decrease also reflects reduced sales of higher margin value added products.

     Operating Expenses. Operating expenses decreased $17.0 million, or 37.7%, from $45.1 million in fiscal 1998 to $28.1 million in fiscal 1999. Operating expenses for fiscal 1998 include a one time charge of $13.9 million relating to the sale of the Orange City facility (the "Restructuring"). Excluding this one time charge, operating expenses decreased $3.1 million, or 9.9%, from $31.2 million in fiscal 1998 to $28.1 million in fiscal 1999. This decrease is primarily the result of the decrease in volume.

     Operating Income (loss). Operating loss decreased $14.1 million, or 92.8%, from ($15.2) million in fiscal 1998 to ($1.1) million in fiscal 1999. Operating income (loss) for fiscal 1998 includes a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, operating loss decreased $.2 million, or 15.4%, from ($1.3) million in fiscal 1998 to ($1.1) million in fiscal 1999.

     Interest Expense. Interest expense decreased $5.1 million, or 29.8%, from $17.2 million in fiscal 1998 to $12.1 million in fiscal 1999. This decrease reflects the retirement of $48 million of bonds and to a lesser extent the new borrowing under the Revolver and Term Loan. See "-Liquidity and Capital Resources."

     Income Tax. The Company's effective income tax rate was approximately 0% and 0% for fiscal 1998 and fiscal 1999, respectively.

     Net Income (loss). Net income (loss) increased $46.5 million, from ($32.5) million in fiscal 1998 to $14.0 million in fiscal 1999. Net income (loss) for fiscal 1998 includes a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, net income (loss) increased $32.6 million, from ($18.6) million in fiscal 1998 to $14.0 million in fiscal 1999. Net income for 1999 includes a gain of $27.0 million related to an extraordinary item. Excluding this extraordinary item, net income (loss) decreased $19.5 million, or 60%, to ($13.0) million in fiscal 1999.

     The extraordinary items consists of $27.0 million, $31.1 million of which is income from the repurchase of the Company's subordinated notes, maturing December 1, 2006 ("the Notes"), $1.6 million in income from interest forgiven on the repurchase of Notes, $3.1 of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the repayment of the Old Credit Facility). The extraordinary item resulted in no additional tax expense due to the carry forward of prior year tax net operating losses.

Fiscal Year Ended October 3, 1998 Compared to Fiscal Year (306 days) Ended September 27, 1997

     Sales. Total sales increased $28.8 million, or 16.7%, from $172.7 million in fiscal 1997 to $201.6 million in fiscal 1998. This increase was primarily due to increased number of days in sales 306 in 1997 compared to 372 days in 1998 (fiscal 1998 was a 53 week year).

     Sales of value added products increased $24.9 million, or 20.0%, from $124.2 million in fiscal 1997 to $149.1 million in fiscal 1998. This increase reflects the number of additional days in 1997 in relation to sales days in 1998.

     Sales of ground beef products increased $4.0 million, or 8.2%, from $48.5 million in fiscal 1997 to $52.5 million in fiscal 1998. This increase reflects the number of additional days in 1998 in relation to sales days in 1997. Sales dollars are not as great due to the sales per pound was less than the previous year due to contracts with national account customers.

     Gross Profit. Gross profit decreased $2.8 million, or 8.5%, from $32.6 million in fiscal 1997 to $29.8 million in fiscal 1998. As a percentage of sales, gross profit decreased from 18.9% to 14.8% in fiscal 1997 and fiscal 1998. This decrease reflects operating inefficiencies resulting from lower production levels, discounted sales of older or overstocked products in connection with the Company's inventory reduction initiative and increased sales of lower margin ground beef products.

     Operating Expenses. Operating expenses decreased $23.7 million, or 110.7%, from $21.4 million in fiscal 1997 to $45.1 million in fiscal 1998. Operating expenses for fiscal 1998 include a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, operating expenses increased $9.8 million, or 45.8% from $21.4 million in fiscal 1997 to $31.2 million in fiscal 1998. This is primarily the result of the complete organization and staffing of the Company's corporate headquarters following the Acquisition, increased sales and promotional activity in fiscal 1998, full staffing of the Company's research and development group, a significantly higher level of product development activity and, to a lesser extent, increased amortization of goodwill relating to the Acquisition.

     Operating Income. Operating income decreased $26.5 million, or 235.6%, from $11.2 million in fiscal 1997 to ($15.2) million in fiscal 1998. Operating Income for fiscal 1998 includes a one time charge of $13.9 million relating to the Restructuring. Excluding this one time charge, operating expenses decreased $12.6 million, or 111.9% from $11.2 in fiscal 1997 to ($1.3) million in 1998.

     Interest Expense. Interest expense increased $3.5 million, or 25.8%, from $13.7 million in fiscal 1997 to $17.2 million in fiscal 1998. This increase reflects increased borrowings incurred under the Revolver, the Term Loan and the Notes in connection with the Acquisition, and additional days in fiscal 1998 compared to fiscal 1997.

     Income Tax. The Company's effective income tax rate was approximately 0% for fiscal 1997 and fiscal 1998, respectively.

     Net Income (loss). Net income (loss) decreased $30.0 million, from ($2.5) million in fiscal 1997 to ($32.5) million in fiscal 1998. Removing the one time charge of $13.9 million in 1998, the net income (loss) decreased $16.1 million, from ($2.5) million in fiscal 1997 to ($18.6) million in fiscal 1998.

Liquidity and Capital Resources

     As a result of the Restructuring the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility and Bridge Loan, which totaled $46.2 million at October 2, 1999 ($26.5 million under the Term Loan, $16.7 million under the Revolver, and $3.0 million under the Bridge Loan), accrued interest at an average rate of approximately 9.55% in the year ended October 2, 1999. Borrowings under the Notes totaled $52.0 million at October 2, 1999, and accrued interest at 11.5%.

     As of October 2, 1999, the Company was not in compliance with certain covenants under its credit agreement with CIT which provides the Company with the Revolver and the Term Loan. As of December 30, 1999, CIT delivered to the Company a written waiver of this non-compliance. As a result of such waiver, as of December 31, 1999, the Company was in compliance with all covenants under the Credit Facility. At the same time, the Credit Facility was amended by replacing the covenants with a new set of covenants that are more appropriate for the financial structure of the Company.

 .    Amendment to Credit Facility. On March 5, 1999, the Company entered into a credit agreement with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "Replacement Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Company currently anticipates that the Replacement Credit Facility will provide it with sufficient working capital. The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $4.3 million in each of fiscal 2000, 2001, 2002 and 2003 and $9.3 million in fiscal 2004.

     Outstanding borrowings under the Replacement Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At July 3, 1999, the interest rate for the Company based on this formula was 9.875% for borrowings under the Revolver and 10.375% for borrowings under the Term Loan. The interest rates under the Replacement Credit Facility may vary based on changes in the prime rate or the London Interbank Offered Rate. Additionally, the interest rates under the Replacement Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the Replacement Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction.

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

     .    Bridge Loan. On December 15, 1999 the Company's remaining balance of
$3,000,000,together with accrued interest of $.3 million on the Bridge Loan with CGW was converted to Equity. In connection with the Bridge Loan on December 15, 1999 CGW acquired additional equity securities of GHC. In order to provide NBIC, FPGT and the Senior Managers with the benefit of the pre-emptive rights under the Securities Purchase and Stockholders Agreement, CGW agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. FPGT was the only group which used its pre-emptive rights and kept their pro rata share of the equity securities. CGW as of December 1999 owns shares representing 74.3% of the voting interest in GHC and FPGT own shares representing 24.0% of the voting interest in GHC.

     For the fiscal year ended October 2, 1999 the Company spent $1.8 million on capital projects. For the year ended October 3, 1998, the Company spent $3.1 million, on capital projects, principally for the relocation of equipment to the Harlingen, Texas facility. The remaining capital expenditures are primarily for the capital maintenance of the Company's facilities.

     The Company's primary sources of liquidity are cash flows from operations. In the year ended October 2, 1999, net cash provided by operations of $1.3 million, was used by financing activities of $4.1 million, primarily in connection with reduced term loan balances. In addition, net cash provided by operations was used by investing activities for capital asset purchases. In the year ended October 3, 1998, net cash provided by operating activities of $6.8 million was used by investing activities of $3.2 million and financing activities of $1.9 million in connection with the Acquisition and normal capital expenditures. At October 2, 1999, the Company had $.6 million in cash and cash equivalents. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 2000 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.

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

Effects of Year 2000 Problems

As of the date of filing, the company has experienced no significant "Y2K" problems.

Recent Accounting Pronouncements

     In addition, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 Reporting Comprehensive Income and Statement of Financial Accounting Standards No. 131 Disclosures About Segments of an Enterprise and Related Information which are effective for financial statement periods beginning after December 15, 1997. As these statements require only additional disclosures, they will have no effect on the Company's financial position, results of operations or cash flows. Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use and SOP 98-5, Reporting on the Costs of Start Up Activities are effective for years beginning after December 15, 1998. The Company does not anticipate that SOP 98-1 will have a significant effect on the Company's financial position, results of operations or cash flows. With the adoption of SOP 98-5 the Company will have to write off existing organizational costs. As of October 3, 1998, organizational costs are approximately $3.0 million and will be written off in the first quarter of fiscal year 2000.

Factors Affecting Future Performance

     Significant Leverage and Debt Service. Upon consummation of the Transactions, the Company became highly leveraged. At October 2, 1999, the Company had total outstanding debt of $98.2 million. In addition, subject to the restrictions in the Indenture, the Company may incur additional indebtedness (including additional Senior Indebtedness) from time to time to finance acquisitions or capital expenditures or for other purposes.

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

     Subordination of Notes. The Notes are general unsecured obligations of the Company subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including borrowings under the Credit Facility. In the event of bankruptcy, liquidation or reorganization of the Company, the assets of the Company will be available to pay obligations on the Notes only after all Senior Indebtedness has been paid in full, and there may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. In addition, under certain circumstances the Company will not be able to make payment of its obligations under the Notes in the event of a default under certain Senior Indebtedness. At October 2, 1999, the aggregate principle amount of Senior Indebtedness was $46.2 million, including outstanding borrowings of approximately $16.7 million under the Revolver.

     Decreases in Net Sales. The Company has experienced an overall decrease in net sales during fiscal 1998 and fiscal 1999. The decrease was due primarily to the Company decision to exit the ground beef business. Sales volumes for the Company's value added products have generally increased during the past three years due to overall market growth for these products and the introduction of new products. These increases in sales volumes for value added products were partially offset by the loss of some business with several national accounts. As set forth under "Business--Recent Developments," the Company has discontinued the production of ground beef products, which will result in further decreases in net sales. Management intends to pursue the strategies set forth under "Business--Recent Developments" and "--Growth Strategy." However, there can be no assurance that these strategies will be successful. Continued decreases in net sales could have a material adverse effect on the Company's business, results of operations and debt service capabilities. See "Business--Growth Strategy."

     Restrictions Imposed by Terms of the Company's Indebtedness. The Indenture for the notes restricts, among other things, the ability of the Company to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens to secure pari passu or subordinated indebtedness, engage in any sale and leaseback transactions, sell stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company, enter into certain transactions with affiliates, or incur indebtedness that is subordinate in right of payment to any Senior Indebtedness and senior in right of payment to the Notes. In addition, the Credit Facility contains other and more restrictive covenants and prohibits the Company from prepaying other indebtedness (including the Notes). As a result of these covenants, the ability of the Company to respond to changing business and economic conditions and to secure additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions that might otherwise be considered beneficial to the Company.

     The Replacement Credit Facility also requires the Company to maintain specified financial ratios and satisfy certain financial condition tests. The Company's ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that the Company will meet those tests. A breach of any of these covenants could result in a default under the Replacement Credit Facility. Upon the occurrence of an event of default under the Replacement Credit Facility, the lenders could elect to declare all amounts outstanding under the Replacement Credit Facility, together with any accrued interest, to be immediately due and payable. If the Company were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the Replacement Credit Facility was to be accelerated, there can be no assurance that the assets of the Company would be sufficient to repay in full that indebtedness and the other indebtedness of the Company, including the Notes. Substantially all the assets of the Company are pledged as security under the Replacement Credit Facility. Such assets may also be pledged in the future to secure other Indebtedness.

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

     Dependence on Key Personnel. The Company's success depends to a large extent on the skills and efforts of its senior management. Consequently, the loss of one or more members of senior management could have a material adverse effect on the Company. Further, the Company's business requires that it continue to attract and retain additional personnel with a variety of food service, food processing, sales, distribution and managerial skills. Significant competition exists for such personnel, and there can be no assurance that the Company will be able to attract and retain personnel with the skills and experience needed to achieve and manage growth.

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

     Recently, several of the Company's competitors allegedly have been responsible for the distribution and sale of beef products contaminated with the pathogenic e-coli 0157: H7 bacteria. Although the Company has taken measures to ensure that its products are not contaminated with such bacteria, there can be no assurance that such contamination will not occur or that, in the absence of such contamination, the Company's results of operations, financial condition, and debt service capabilities will not be adversely affected by negative publicity about the Company's industry. In addition, such publicity or other factors may result in increased government regulation of the Company's business and there can be no assurance that such regulation will not adversely affect the Company's results of operations, financial condition, and debt service capabilities.

     The Company was involved in a voluntary product recall July 16, 1999. The recall involved approximately 563,600 pounds that were shipped of various fully cooked products of which a portion may possibly have been undercooked. The products involved were produced at the Harlingen, Texas facility. Production on the affected line was restarted on July 30, 1999. All other production lines running at this plant continued operations.

     No foodborne illness precipitated the recall. The action was taken in an effort to ensure customer safety and minimize potential Company liability exposure. No adverse regulatory consequences occurred from USDA. The recall was handled in a timely fashion and the matter was closed with USDA in December 1999. All products involved were disposed of according to the approved government guidelines. Corrective actions were taken at the producing location to ensure that the situation identified as the possible cause did not occur again.

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

     Importance of Key Customers. The Company's largest customer is a group of affiliates of Sysco Corp. ("Sysco"). Each local Sysco affiliate is responsible for its own purchasing decisions. Management believes that the loss of an individual Sysco affiliate as a customer would not have a material adverse effect on the Company's business, results of operations or debt service capabilities. However, there can be no assurance that Sysco will not elect to employ a system whereby purchasing decisions are centralized. Should Sysco elect to employ a centralized system, there can be no assurance that Sysco will continue to purchase the Company's products at historical volumes, if at all. The loss of all or a significant portion of the Company's sales to Sysco, regardless of the cause of such loss, would have a material adverse effect on the Company's business, results of operations and debt service capabilities. During fiscal 1997, fiscal 1998, and fiscal 1999 total sales to Sysco affiliates accounted for 16.6%, 16.6%, and 17.2% of sales, respectively.

     The Company's second largest customer is Harker's. The Company supplies Harker's with ground beef pursuant to a supply agreement that remained in effect until 1999 (the "Harker's Agreement"). The Harker's Agreement requires Harker's to purchase minimum amounts of the Company's products. The Harker's Agreement provides that amounts charged by the Company thereunder may be adjusted in response to fluctuations in the Company's costs. During fiscal 1997, fiscal 1998, and fiscal 1999 the Harker's Agreement accounted for 12.8%, 10.7% and 7.4% of sales, respectively. At the consummation of the Acquisition, Tyson assigned to the Company its rights and obligations related to the supply of ground beef and value added products pursuant to the Harker's Agreement. Tyson will continue to supply poultry products to Harker's pursuant to the Harker's Agreement.

     Harker's and affiliates of Sysco collectively accounted for approximately 29.4%, 27.3%, and 24.6% of sales during fiscal 1997, fiscal 1998, and fiscal 1999, respectively. The loss of the Harker's Agreement or reduced sales to affiliates of Sysco without offsetting sales to other customers could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

     Risks Related to Unionized Employees. The Company's business is labor intensive. The Company's ability to operate profitably is dependent on its ability to recruit and retain employees while controlling labor costs. Currently, certain of the Company's employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The current agreement with the union expires October 1, 2000. Except for employees at the Garland, Texas facility, none of the Company's employees are represented by a union. If unionized employees were to engage in a strike or other work stoppage or if additional employees were to become unionized, the Company could experience a significant disruption of operations and higher labor costs, either of which could have a material adverse effect on the Company's business, results of operations and debt service capabilities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     Set forth below are the names and positions of the directors, officers and significant employees of the Company.

            Name               Age                 Position
            ----               ---                 --------
        William D. Day          45   Chief Executive Officer
        John C. Douthett        50   Executive Vice President of Sales and Marketing
        Shelley W. Arnette      55   Chief Financial Officer
        Richard L. Cravey       54   Director
        William A. Davies       53   Director
        James A. O'Donnell      46   Director

     William D. Day became Chief Executive Officer on August 16, 1999. From 1997 until joining the Company he was President and Chief Executive Officer of H & M Food Systems Company, Inc., a producer of pre-cooked foods with revenues of two hundred million dollars. From 1996 until 1997 Mr. Day was Executive Vice President of Operations and Technology for Stella Foods, Inc., a specialty cheese company with revenues of seven hundred million dollars. Prior to that position Mr. Day was Vice-President of Quality and Technology at Stella Foods. Prior to Stella Foods Mr. Day spent 16 years at Kraft and General Foods, where he held various positions of increasing responsibility.

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

     Shelley W. Arnette has been Chief Financial Officer since joining the Company on June 30, 1999. Immediately prior to his association with the Company he was an independent consultant. From 1993 until 1997 Mr. Arnette was President of Universal Display and Fixtures Company, a supplier to the food industry. He has been an officer of companies in the manufacturing and distribution industries throughout his career. Mr. Arnette is a Certified Public Accountant.

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

     The Company is party to a Securities Purchase and Stockholders' Agreement that provides that the Board of Directors of the Company shall be the directors of GHC. The Board of Directors of GHC are all designated by CGW. Messrs. Cravey, O'Donnell and Davies have been nominated and elected to the Board of Directors pursuant to the Securities Purchase and Stockholder's Agreement. See Item 5-- "Market for Registrant's Common Stock and Related Stockholder Matters."

Item 11.  Executive Compensation.

     The following table sets forth certain summary information concerning the compensation paid or awarded to the Company's Chief Executive Officer and other executive officers receiving compensation in excess of $100,000 for the period October 4, 1998 through October 2, 1999 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------------------------------------------
Name and Principal          Salary           Bonus          Other Annual        Securities          All Other
Position                                                    Compensation        Underlying        Compensation
                                                                (1)              Options/
                                                                                  SARs(#)
------------------------------------------------------------------------------------------------------------------
William D. Day                 38,461          0                  0                  0                   0
------------------------------------------------------------------------------------------------------------------
J. David Culwell (2)          175,000          0               5411                  0                   0
John C. Douthett              152,307          0                  0                  0                   0
------------------------------------------------------------------------------------------------------------------
Hernando Aviles  (3)          100,000          0              4,074                  0                   0
------------------------------------------------------------------------------------------------------------------

(1)  Consists of 401K contribution match.
(2)  No longer employed by the Company.
(3)  No longer employed by the Company.

Employment Agreements

     The Company entered into an employment agreement (the "Employment Agreement") with Mr. Culwell for a term expiring on the fifth anniversary of the Acquisition Closing, subject to automatic one-year renewals unless either party gives 60 days notice not to renew. The Company had the right to terminate the Employment Agreement at any time prior to expiration. Pursuant to the terms of its agreement with Mr. Culwell, upon his termination, the Company remained obligated to pay Mr. Culwell severance equal to one year's salary. The remainder of this obligation will be paid in full during fiscal 2000.

     The Company has also entered into a Performance Agreement with William D. Day which provides that the Company will pay Mr. Day one-full year's salary of $250,000 as severance pay if the Company should terminate his employment without due cause.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table presents certain information relating to the beneficial ownership of the Company's common stock.

Name and address of Beneficial          Number of Shares         Percent of Class
Owner
Gorges Holding Company                              1000          100%
Twelve Piedmont Center, Suite 210
Atlanta, GA 30305

CGW Southeast Partners III, L.P.
Twelve Piedmont Center, Suite 210
Atlanta, GA 30305/1/

First Plaza Group Trust/2/
c/o General Motors Investment
  Management Corporation
767 Fifth Avenue
New York, NY  10153

-------------------------
/1/ CGW Southeast Partners III, L.P., as owner of 73.1% of the common stock of Gorges Holding Company has voting and dispositive power over 1,000 shares of the Company's common stock.
/2/ First Plaza Group Trust, as 23.8% owner of the common stock of Gorges Holding Company has voting and dispositive power over 1,000 shares of the Company's common stock.

          GHC owns 100% of the issued and outstanding capital stock of the Company. As of October 2, 1999, GHC was owned 73.9% by CGW, 1.9% by NBIC, 24.0% by FPGT and .2%, in the aggregate, by the Senior Managers, none of whom individually owns more than 1%. As of October 2, 1999, on a fully-diluted basis, GHC was owned 73.1% by CGW, 1.9% by NBIC, 23.8% by FPGT and 1.2% in the aggregate, by the Senior Managers and other employees of the Company who hold options to purchase GHC common stock, none of whom individually owns more than 1% on a fully diluted basis. In December 1998, in connection with the repurchase and retirement of the Tendered Notes and the CGW Notes, CGW invested $16,900,000 in equity securities of GHC. CGW agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. FPGT was the only group which used its pre-emptive rights and kept their pro rata share of the equity securities. CGW as of December 1998 own shares representing 73.9% of the voting interest in GHC and FPGT own shares representing 24.0% of the voting interest in GHC. In connection with the Bridge Loan on December 15, 1999 CGW acquired additional equity securities of GHC. In order to provide NBIC, FPGT and the Senior Managers with the benefit of the pre-emptive rights under the Securities Purchase and Stockholders Agreement, CGW agreed to offer to each of NBIC, FPGT and the Senior Managers the opportunity to acquire its pro rata share of such equity securities at the same price as such equity securities were acquired by CGW. FPGT was the only group which used its pre-emptive rights and kept their pro rata share of the equity securities. CGW as of December 1999 own shares representing 74.3% of the voting interest in GHC and FPGT own shares representing 24.0% of the voting interest in GHC. Affiliated entities of each of: (i) Richard L. Cravey, William A. Davies and James A. O'Donnell; (ii) NBIC; and (iii) FPGT are limited partners of CGW.

Item 13.  Certain Relationships and Related Transactions.

Securities Purchase and Stockholders Agreement

     See "Market for Registrant's Common Stock and Related Stockholder Matters."


Transactions with CGW and its Affiliates

     On December 21, 1998 the Company obtained from CGW a $4,000,000 subordinated bridge loan, the proceeds of which were used to fund the Interest Payment. On March 5, 1999 the Company repaid $1,000,000 of the principal amount of the Loan. The terms of the Bridge Loan provided for a one year loan to the Company at an interest rate of 9%. As of December 15, 1999, the Company had not repaid the Bridge Loan and, according to its terms, the Loan automatically converted to equity in GHC.

     On November 25, 1996, the General Partner entered into the Consulting Agreement with the Company whereby the Company will pay the General Partner a monthly retainer fee of $30,000 for financial and management consulting services. The Company paid $360,000 to the General Partner for the year ended October 3, 1998 for such services. The General Partner may also receive additional compensation (not to exceed an aggregate of $500,000 annually) if approved by the Board of Directors of the Company at the end of the Company's fiscal year, based upon the overall performance of the Company. The Consulting Agreement expires five years from November 25, 1996. The General Partner has delegated its rights and obligations under the Consulting Agreement to the Management Company, an affiliate of CGW.

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

Transactions with NBIC and its Affiliates

     The Company paid, in the normal course of business, interest and fees to Nationsbank of Texas, N.A. ("Nationsbank"), an affiliate of NBIC, of $2.8 million. A portion of these amounts are paid to Nationsbank as agent for the other lends participating in the Company's Senior Credit Facility.

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

     1.   Consolidated Financial Statements at Item 8.

          The following financial statements at Gorges/Quik-to-Fix Foods, Inc. are incorporated by reference into Item 8 and are attached hereto:

          Report of Independent Auditors

          Balance Sheets at October 2, 1999 and October 3, 1998

          Statements at Operation, for the years ended October 2, 1999 and October 3, 1998 and the three-hundred six days ended September 27, 1997.

          Statements of Cash Flows for the years ended October 2, 1999 and October 3, 1998 and the three-hundred six days ended September 27, 1997.

          Statement of Change in Stockholders' Equity for the years ended October 2, 1999 and October 3, 1998 and the three hundred six days ended September 27, 1997.

          Notes to Financial Statements

     2.   Consolidated Financial Statement Schedules:

               All Financial Statement Schedules have been omitted because
          (i) the required information is not present in amounts sufficient to require submission of the schedule, (ii) the information required is included in the Consolidated Financial Statements or the Notes thereto, or (iii) the information required in the Schedules is not applicable to the Company.

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

          10.2 Letter Agreement, dated December 21, 1998, by and among Gorges Holding Corporation, the Company, the lending institutions party to the Credit Agreement and NationsBank, N.A., successor by merger to NationsBank of Texas, N.A. incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, dated May 18, 1999 (Commission File No. 333-20155).

          10.3 Waiver and First Amendment, dated December 30, 1999, by and among Gorges/Quik-to-Fix Foods, the CIT Group and the lenders a party thereto.

          10.4 Securities Purchase and Stockholders Agreement dated November 25, 1996 by and among CGW Southeast Partners III, L.P., NationsBanc Investment Corporation, Mellon Bank, N.A., as Trustee for First Plaza Group Trust, J. David Culwell, Richard E. Mitchell, Randall H. Collins, Robert M. Powers, Hernando Aviles, Stuart Alan Ensor and Gorges Holding Corporation. (incorporated by reference from Exhibit
          10.18 to Registrant's Registration Statement on Form S-1 (file no. 333-20155) filed on January 22, 1997)

          10.5 Consulting Agreement, dated November 25, 1996, between Georges/Quik-To-Fix Foods, Inc. and CGW Southeast Partners III, L.L.C. (incorporated by reference from Exhibit 10.19 to Registrant's Registration Statement on Form S-1 (file no. 333-20155) filed on January 22, 1997)

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

          On August 18, 1999, the Company filed a current report on Form 8-K, relating to a recall of potentially defective products and the resignation of J. David Colwell as Chief Executive Officer

     (c)  Exhibits

               See Item 14(a)3.

     (d)  Financial Statement Schedules

               See Item 14(a)2.

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

               Report of Ernst & Young LLP, Independent Auditors



The Board of Directors and Stockholder
Gorges/Quick-to-Fix Foods, Inc.


We have audited the accompanying balance sheets of Gorges/Quik-to-Fix Foods, Inc. as of October 2, 1999 and October 3, 1998, and the related statements of operations, stockholder's equity, and cash flows for the two years ended October 2, 1999 and the three hundred and six day period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gorges/Quik-to-Fix Foods, Inc. at October 2, 1999, and October 3,1998, and the results of operations and cash flows for the two years ended October 2, 1999 and the three hundred six day period ended September 27, 1997, in conformity with generally accepted accounting principles in the United States.


                                                   /s/ Ernst & Young LLP
                                                   ---------------------

Dallas, Texas
November 24, 1999,
except for Note 3 and 11, as to which the date is December 30, 1999

                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                 -----------------------------------
                                                                   October 3,           October 2,
                                                                      1998                 1999
                                                                 --------------       --------------
     Assets
Current assets:
   Cash                                                             $  1,671             $    582
   Accounts receivable, net of allowance for doubtful
          accounts of $207 and $ 499                                  16,970               13,937
   Inventory                                                          15,880               17,365
   Prepaid expenses and other                                            448                  589
                                                                 --------------       --------------
     Total current assets                                             34,969               32,473

Property, plant and equipment:
   Land                                                                1,499                1,371
   Buildings and leasehold improvements                               38,174               35,171
   Machinery and equipment                                            38,826               39,798
   Construction in process and other                                   1,002                  794
                                                                 --------------       --------------
                                                                      79,501               77,134
   Accumulated depreciation                                          (13,067)             (20,524)
                                                                 --------------       --------------
     Net property, plant and equipment                                66,434               56,610

Other assets:
   Intangible assets, net                                             63,090               60,854
   Organizational and deferred debt issuance costs,net                 7,282                5,313
   Other                                                                  28                  555
                                                                 --------------       --------------
     Total assets                                                   $171,803             $155,805
                                                                 ==============       ==============

     Liabilities and Stockholder's Equity
Current liabilities:
   Accounts payable and accrued expenses                            $ 13,381             $ 16,161
   Current portion of long-term debt                                   8,500                4,260
   Convertible debt with shareholders                                      -                3,000
                                                                 --------------       --------------
     Total current liabilities                                        21,881               23,421

Long-term debt, less current portion                                 139,350               90,945

Stockholder's equity:
   Common stock, $.01 par value; 2,000 shares
         Authorized, 1,000 shares issued and
         Outstanding                                                       -                    -

   Additional paid-in capital                                         45,585               62,492
   Accumulated deficit                                               (35,013)             (21,053)
                                                                 --------------       --------------

     Total stockholder's equity                                       10,572               41,439
                                                                 --------------       --------------
     Total liabilities and stockholder's equity                     $171,803             $155,805
                                                                 ==============       ==============



See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)

                                       ----------------------------------------------------------------
                                          Three Hundred
                                          Six Days Ended       Year Ended                Year Ended
                                          September 27 1997    October 3, 1998           October 2,1999
                                       ----------------------------------------------------------------
Sales                                         $172,738                $201,581                 $150,874
Costs of goods sold                            140,149                 171,746                  123,855
                                       ---------------         ---------------          ---------------
   Gross profit                                 32,589                  29,835                   27,019

Operating expenses:
   Selling, general and
      Administrative                            18,645                  27,881                   24,862
   Amortization                                  2,706                   3,294                    3,258
   Restructuring expense                             -                  13,900                        -
                                       ---------------         ---------------          ---------------
     Total operating                            21,351                  45,075                   28,120
      Expenses
                                       ---------------         ---------------          ---------------
Operating income (loss)                         11,238                 (15,240)                  (1,101)

Interest expense                                13,709                  17,243                   12,113
Other expense (income)                              11                     (10)                    (257)
                                       ---------------         ---------------          ---------------
 Loss before
 income taxes and
 extraordinary items                            (2,482)                (32,473)                 (12,957)
Income tax expense                                   -                      58                       42
                                       ---------------         ---------------          ---------------
  Loss net of taxes
before extraordinary items                    $ (2,482)               $(32,531)                $(12,999)

Extraordinary items                                                                              26,959
(Gain on retirement of Debt)                                                                   --------

Net Income (loss)                             $ (2,482)               $(32,531)                $ 13,960
                                       ===============         ===============          ===============



See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                            Three Hundred
                                                            Six Days Ended           Year Ended               Year Ended
                                                            September 27, 1997       October 3, 1998          October 2, 1999
                                                        ----------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                        $  (2,482)                      $(32,531)              $ 13,960
   Adjustments to reconcile net income (loss) to
    net cash provided by operating
    activities:
      Depreciation                                              7,358                          9,523                  8,366
      Amortization                                              2,706                          3,294                  3,258
      Amortization of deferred debt costs                         595                            831                    599
      Loss on Sale of asset sale/restructuring                      -                              -                     66
      Gain on Debt Retirement                                       -                              -                (28,628)
      Non-cash restructuring expenses                               -                          13500                      -
      Provision for losses on doubtful accounts                   795                            370                    292
Changes in assets and liabilities:                                  -                              -                      -
         (Increase) decrease in accounts receivable           (22,755)                         4,620                  2,741
         (Increase) decrease in inventory                        (645)                        12,765                 (1,485)
         Increase in prepaid expenses and other                  (167)                          (310)                  (668)
         Increase in accounts payable and
           Accrued expenses                                    17,712                         (5,277)                 2,781
                                                        ----------------------------------------------------------------------
     Net cash provided by operating activities                  3,117                          6,785                  1,282


Cash flows from investing activities:
   Purchases of plant and equipment                            (3,691)                        (3,112)                (1,883)
   Acquisition, net of cash received                         (184,349)                             -                      -
   Proceeds from sale of equipment                                 45                              -                  3,600
   Other                                                           51                            (96)                    (6)
                                                        ----------------------------------------------------------------------
     Net cash provided by (used in) investing                (187,944)                        (3,208)                 1,711
          Activities

Cash flows from financing activities:
   Proceeds from note offering                                100,000                              -                      -
   Payment to retire notes                                          -                              -                (16,907)
   Proceeds from new credit facility                                -                              -                 33,052
   Payoff old credit facility                                       -                              -                (32,742)
   Capital contributions                                       45,585                              -                 16,907
   Proceeds from revolving line of credit                      19,000                         24,000                 91,461
   Payments on revolving line of credit                        (7,000)                       (17,000)               (91,704)
   Proceeds from term loan                                     40,000                              -                      -
   Payments on term loan                                       (2,500)                        (8,650)                (2,130)
   Debt issuance and organizational costs                     (10,258)                          (256)                (2,019)
                                                        ----------------------------------------------------------------------
Net cash (used in) provided by financing
      Activities                                              184,827                         (1,906)                (4,082)
                                                        ----------------------------------------------------------------------
Net decrease in cash                                                -                          1,671                 (1,089)
Cash at beginning of period                                         -                              -                  1,671
                                                        ----------------------------------------------------------------------
Cash at end of period                                       $       -                       $  1,671               $    582
                                                        ======================================================================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                       (In thousands, except share data)



                                   Common                         Additional
                                    Stock          Common           Paid in           Accumulated
                                   Shares           Stock           Capital             Deficit           Total
                              -----------------------------------------------------------------------------------
November 25, 1996                       -           $   -          $     -             $       -       $      -
Initial sale
 (issuance of common stock)         1,000                           45,585                     -         45,585
Net loss                                -               -                -                (2,482)        (2,482)
                              -----------------------------------------------------------------------------------
September 27, 1997                  1,000               -           45,585                (2,482)        43,103

Net loss                                                                                 (32,531)       (32,531)
                              -----------------------------------------------------------------------------------
October 3, 1998                     1,000               -           45,585               (35,013)        10,572

Capital contribution                                                16,907                               16,907

Net income                                                                                13,960         13,960
                              -----------------------------------------------------------------------------------
October 2, 1999                     1,000           $   -          $62,492              $(21,053)      $ 41,439
                              ===================================================================================

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
October 2 1999

1.  Organization and Basis of Presentation

     On November 25, 1996 Gorges/Quik-to-Fix Foods, Inc. acquired certain assets and liabilities of the beef processing division of Tyson Foods, Inc., ("Tyson"), in exchange for a cash payment of approximately $184.0 million (the "Acquisition"). The cash used to consummate the Acquisition was obtained through the issuance of $45.0 million in common stock, and the proceeds from the borrowings of senior debt and subordinated debt. The Company assumed no liabilities or obligations from Tyson with the exception of those defined in the Purchase Agreement: future obligations of normal course of business executory contracts, agreements to purchase inventory or supply products, accrued vacation pay, and certain property tax obligations. Tyson agreed to indemnify the Company from any and all liabilities and obligations, other than the aforementioned liabilities assumed by the Company.

     The Company, a wholly owned subsidiary of Gorges Holding Company ("GHC"), is a leading producer, marketer and distributor of value added processed beef products for the foodservice industry and is one of the few companies in this segment of the industry that markets and distributes nationally. The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products. Currently the Company produces value added products which include: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat; and (iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. Prior to February 1, 1999, the Company's product offerings included ground beef (see Restructuring Expenses in Note 2 and Note 10). Ground beef products consist primarily of individually quick frozen hamburger patties. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation, including commercial establishments such as fast food restaurants and family dining restaurants and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products primarily through broadline and specialty foodservice distributors.

2.  Summary of Significant Accounting Policies

 Fiscal Year

     The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30. Fiscal year 1998, which ended on October 3, 1998, was a 53 week year. Fiscal year 1999, which ended on October 2, 1999, was a 52 week year.

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

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):


                                        October 3,       October 2,
                                           1998             1999
                                      --------------------------------
   Finished goods                          $10,306          $10,901
   Supplies and ingredients                  5,574            6,464
                                      --------------------------------
     Total                                 $15,880          $17,365
                                      ================================


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

     Organizational costs are amortized on a straight-line basis over five years, and deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At October 2, 1999 and October 3, 1998, the accumulated amortization was $10.1 million and $7.3 million, respectively. During the year ended October 2, 1999, the Company repaid all amounts outstanding under its then existing credit agreement (the "Old Credit Agreement") with NationsBank, N.A. (the "Bank") as agent for a syndicate of banks and financial institutions, and as a result wrote-off approximately $1.2 million of deferred debt issuance costs related to the Old Credit Agreement. Also during the year then ended October 2, 1999, the Company retired $48.0 million of Notes ( see Note 3) and wrote-off approximately $1.4 million of deferred debt issuance costs. The Company currently has $4.9 million of organizational costs and $2.9 million of accumulated amortization related to organizational costs. The Company will adopt Statement of Position (SOP) 98-5 in the first quarter of fiscal 2000. The result of adopting SOP 98-5 will be a cumulative effect charge for a change in accounting principle of $2.0 million for the first quarter of fiscal 2000.

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

 Selling Expenses

     Selling expenses include product line expenses such as shipping and storage, external handling, external freezer charges, product and package design, brokerage expense, and other direct selling expenses such as certain salaries, travel, and research and development.

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion, and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $11.8 million for the period ending October 2, 1999, compared to $9.4 million and $6.6 million for period ending October 3, 1998 and the period ending September 27, 1997, respectively. Research and Development expenses were $0.9 million for the year ended October 2, 1999 compared to $0.7 million and $0.4 million, for the year ended October 3, 1998 and the period ending September 27, 1997 respectively.

Restructuring Expenses

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in the fourth quarter of fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 was comprised of:
(I) a $13.5 million charge to write down the value of certain assets used in the ground beef business (the Company's Orange City, Iowa manufacturing facility) to the estimated net realizable value of these assets (approximately $ 4 million), and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business. On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility for approximately $ 4 million in cash, which includes $400,000 which remains in escrow at October 2, 1999. The sales resulted in no additional significant gain or loss.

Extraordinary Item

     Included in the extraordinary item of $27.0 million is $31.1 million of income from the repurchase of the Notes(see Note 3), $1.6 million in income from interest forgiven on the repurchase of Notes, $3.1 of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the repayment of the Old Credit Facility). The extraordinary item resulted in no additional tax expense due to the carry forward of prior year tax net operating losses.

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

Collective Bargaining Agreements

     Currently the Company has approximately 200 employees of its total workforce of approximately 750 employees covered under a collective bargaining agreement that expires on October 1, 2000.

Segments

     As of January 1, 1998, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related information ("SFAS 131"), which establishes standards for the way in which public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The Company adopted SFAS 131 effective October 4, 1998. The Company evaluates its operations by location and has determined that it operates under one reportable segment.

3.  Long Term Debt

Senior Debt

     On March 5, 1999, the Company repaid all amounts outstanding under its Old Credit Agreement (NationsBank) and entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "New Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount of $4.3 million in each of fiscal 2000, 2001, 2002 and 2003 and $9.3 million in fiscal 2004.

     Outstanding borrowings under the New Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At October 2, 1999, the interest rate for the Company based on this formula was 9.875% for borrowings under the Revolver and 10.375% for borrowings under the Term Loan. The Company pays a commitment fee of 0.5% for unused amounts under the Revolver.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

3.   Long Term Debt - Continued

     The interest rates under the New Credit Facility may vary based on changes in the prime rate or the London Interbank Offered Rate. Additionally, the interest rates under the New Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling:
(i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the New Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At October 2, 1999, the Company's outstanding borrowings under the New Credit Facility were $43.2 million, $16.7 million under the Revolver and $26.5 million under the Term Loan. Also, at October 2, 1999, the Company had $0.2 million in outstanding letters of credit. At October 2, 1999, the Company had $4.5 million of additional available borrowings under the Revolver.

     Under the New Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The New Credit Facility also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock to secure indebtedness outstanding. As of October 2, 1999, the Company was not in compliance with the covenants in the New Credit Facility relating to minimum net worth and fixed charge coverage ratio. On December 30, 1999, the Company and "CIT" entered into an amendment and a written waiver to the New Credit Facility which waived this non-compliance and established new financial covenants. As a result of such waiver, as of December 30, 1999, the Company was in compliance with all technical, financial covenants under the New Credit Facility.


Subordinated Debt

     On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount of subordinated notes (the "Notes"). The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. In December 1998, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash tender offer. The Company's outstanding indebtedness under these Notes is $52.0 million. (See Note 10).

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits (but does not prohibit) the incurrence of additional indebtedness, limits the making of restricted payments including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at October 2, 1999.

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or in part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control.

     The Company paid interest of $11.6 million for the year ended October 2, 1999 compared to $16.4 million for the year ended October 3, 1998, and $13.7 million for the three hundred six day period ended September 27, 1997.

Convertible Debt with Shareholders

     The Company, through GHC, obtained from certain shareholders a $4.0 million subordinated bridge loan (the "Bridge Loan"), the proceeds of which were used to fund the December 1, 1998 interest payments on the Notes. The terms of the Bridge Loan provide for a one year loan to the Company at an interest rate of 9%. Unless earlier repaid, On December 15, 1999, the remaining principal and interest outstanding under Bridge Loan will automatically convert to equity in GHC. On March 5, 1999, the Company repaid approximately $1.0 million of the principal and interest outstanding under the Bridge Loan using proceeds from the New Credit Facility.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

4.   Income Taxes

     Detail of the provision for income taxes consists of:

                                        -------------------------------------------------------------
                                          Three hundred          Year ended            Year ended
                                          six days ended         October 3,            October 2,
                                            September,              1998                  1999
                                             27 1997
-----------------------------------------------------------------------------------------------------
Federal                                     $        -            $      -              $      -
State                                                -                   58                   42
                                          -----------------   ----------------      ------------------
                                                     -                   58                   42
Current                                              -                   58                   42
Deferred                                             -                    -                    -
                                          -----------------   ----------------      ------------------
                                            $        -            $      58             $     42


     The reasons for the difference between the effective income tax rate and the statutory U.S. federal income tax rate are as follows:

                                        -------------------------------------------------------------
                                          Three hundred          Year ended            Year ended
                                          six days ended         October 3,            October 2,
                                            September,              1998                  1999
                                             27 1997
-----------------------------------------------------------------------------------------------------
U. S. federal income tax rate                     (35.0%)            (35.0%)               (35.0%)
State income taxes                                 (4.2)              (4.2)                 (4.2)
Amortization of excess of                             -                  -                     -
investments over net assets
acquired
Loss Carry forward benefit                            -                  -
Valuation allowance                                39.2               39.2                  39.2
                                          -----------------   ---------------------------------------
                                                      -%                 -%                    -%
                                          =================   =======================================

     The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

4.    Income Tax - continued

                                                                     October 3,           October 2,
                                                                        1998                1999
Deferred tax liabilities:
     Tax-over-book amortization                                       $ (3,032)            $(2,446)
     Tax over book depreciation                                         (1,586)               (460)
                                                                      --------             -------
  Total deferred tax liabilities                                      $ (4,618)            $(2,906)
                                                                      ----------------------------
Deferred tax assets:
    Accounts receivable reserves                                            81                 195
    Inventory reserves                                                     328                 119
    Inventory capitalization                                                80                 103
    Book-over-tax depreciation                                               -                   -
    Restructuring Reserve                                                5,265                   -
    Severance                                                              156                 147
    Contribution carryforward                                                3                   -
    Net operating loss carryforward                                     12,295              10,456
                                                                      --------             -------
  Total deferred tax assets                                           $ 18,208             $11,020
                                                                      ----------------------------

    Total net deferred tax assets                                     $ 13,590             $ 8,114
   Valuation allowance                                                 (13,590)             (8,114)
                                                                      --------             -------
Total net                                                                    -                   -
                                                                      ============================

     The Company has $12.8 million of net operating loss carryforwards that expire in fiscal 2012 and $14.0 million of net operating loss carryforwards that expire in fiscal 2018. The Company has not recorded income tax benefits related to the net deferred tax assets because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax assets.


5.   Commitments

     The Company leased certain properties and equipment for which the total rentals thereon approximated $0.4 million for the year ended October 2, 1999, approximately $0.4 for the year ended October 3, 1998 and approximately $0.1 million for the three hundred six day period ended September 27, 1997. Future minimum lease payments for all noncancelable operating leases for the Company at October 2, 1999 consist of $377,000, $342,000, $120,000, and $31,000 for fiscal
2000 through 2003.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

6.   Benefit Plans

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. No incentive contributions were made by the Company for any period presented. Contributions to the defined contribution plans totaled $481,000 for the year ended October 2, 1999, compared to $575,000 for the year ended October 3, 1998, and $453,000 for the three hundred six day period ending September 27, 1997.

7.   Significant Customers

     The Company's products are primarily sold to major foodservice distributors for distribution to foodservice outlets. As a result, customers with purchases greater than 10% of total sales accounted for approximately 17.2% of sales for the year ended October 2, 1999 and 27.3% for the year ended October 3, 1998.

8.   Transactions with Affiliates

     The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW, under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating of this transaction. The Company paid CGW $360,000 for each of the years ended October 2, 1999 and October 3, 1998, and $300,000 for the three hundred and six day period ended September 27, 1997.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

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

                                                                     Weighted Average and
                                              Number of Shares     Option Price per Share
                                           -----------------------------------------------
Options granted                                           84,968                   $100.00
Options exercised                                              -                         -
Options cancelled                                              -                         -
                                           -----------------------------------------------
Options outstanding September 27, 1997                    84,968                   $100.00
Options granted                                             8543                   $100.00
Options exercised                                              -                         -
Options cancelled                                         15,843                   $100.00
                                           -----------------------------------------------
Options outstanding October 3, 1998                       77,668                   $100.00
Options granted
Options exercised
Options canceled                                          25,868                   $100.00
                                           -----------------------------------------------
Options outstanding October 2, 1999                       51,800                   $100.00

     The weighted-average remaining contractual life of options outstanding at October 2, 1999, October 3, 1998 and September 27, 1997 is, 7.1 years, 8.1 years and 9.0 years, respectively.

     At October 2, 1999 there are 28,920 shares issueable upon exercise or conversion of outstanding options under the Stock Option Plan.

     Under APB 25, because exercise price of the Company's employee stock options exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income (loss) is required by SFAS 123, and has been determined as if the Company had accounted for its stock options at fair value. The fair value for these options was estimated at the date of grant using a minimum value pricing model with the following weighted-average assumptions, risk-free interest rate of 5.57% to 6.15% in 1998 and 6.0% in 1997, dividend yield of 0%, a weighted-average expected life of the option of 8 years and near zero volatility for 1998 and 1997.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS-(Continued)

9.   Stock Options - Continued

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options' vesting period. The Company's pro-forma net loss for the three hundred and six days ended September 27, 1997 is $3.0 million. The Company's pro-forma net loss for the year ended October 3, 1998 is $33.1 million, and the Company's pro-forma net income for the year end October 2, 1999 is $13.6 million.

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

     On October 7, 1998, the Company announced its intent to exit the ground beef business to concentrate on its core value added products. Certain expenses were recorded in fiscal 1998 in conjunction with this decision. The $13.9 million charge recorded in fiscal 1998 is comprised of: (i) a $13.5 million charge to write down the value of certain assets used in the ground beef business to the estimated net realizable value of these assets, and (ii) a $0.4 million charge for severance and other expenses related to the exit from the ground beef business and restructuring of the Company's value added business.

     On October 29, 1998, the Company announced a tender offer pursuant to which it offered to purchase not less than $36.0 million (the "Minimum Tender Condition") and up to $46.0 million aggregate principal amount of its Notes (the "Offer"). On December 2, 1998, the Company elected to waive all conditions to the consummation of the Offer, including the Minimum Tender Condition, and consummated the Offer with respect to $30.0 million aggregate principal amount of Notes (the "Tendered Notes"). Additionally, on December 21, 1998, CGW contributed to the Company $18.0 million aggregate principal amount of Notes (the "CGW Notes") acquired by CGW through open market purchases. The Tendered Notes and the CGW Notes were retired on December 21, 1998. As a result of the retirement of the $48 million of Tendered Notes, the Company recorded $29.1 million in income net of related transaction expenses and the write off of deferred debt fees. The repurchase and retirement of the Tendered Notes and the CGW Notes was financed through an equity investment by the shareholders in GHC totaling $16.9 million.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

     On February 1, 1999, the Company sold its Orange City, Iowa manufacturing facility (the "Ground Beef Facility") for $4.0 million in cash of which $400,000 remains in escrow. The sale of the Company's Orange City, Iowa Manufacturing facility resulted in no additional significant gain or loss. Historically, the Ground Beef Facility has produced almost exclusively ground beef product offerings, representing almost 100% of the Company's total ground beef production. The proceeds from the sale of this facility were used to reduce the outstanding indebtedness under the Old Credit Facility.

11.  Subsequent Events

     On December 15, 1999, the Bridge Loan and interest associated with the Bridge Loan was converted to equity of the Company. The conversion of the Bridge Loan to equity resulted in the issuance of 822,188 shares of common stock and an increase to shareholders equity of $3.2 million.

     On December 30, 1999 the Company and CIT entered into an amendment and waiver of the New Credit Facility which waived the Company's non-compliance with certain financial covenants. The amendment to the New Credit Facility establishes new financial covenants for future years.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 18, 2000.

                                        GORGES/QUIK-TO-FIX INC.

                                        By /s/ William D. Day
                                           --------------------
                                           William D. Day
                                           Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on January 18, 2000.

               Signature                               Title
               ---------                               -----

           /s/ William D. Day               Chairman of the Executive Committee
      -------------------------------       (Principal Executive Officer)
             William D. Day

                                            Director
      -------------------------------
            Richard L. Cravey

          /s/ William A. Davies             Director
      -------------------------------
            William A. Davies


         /s/ James A. O'Donnell             Director
      -------------------------------
            James A. O'Donnell

         /s/ Shelley W. Arnette             Chief Financial Officer
      -------------------------------       (Principal Financial and Accounting
            Shelley W. Arnette              Officer)