Form 10-Q
period 2000-01-01
GORGES QUIK TO FIX FOODS INC
filed 2000-02-15
CIK 1030999

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended January 1, 2000
                                               ---------------

                                       OR

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


     Indicate by check [x] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]   No
                                               ---     ---

     The number of shares of the registrant's Common Stock outstanding at February 14, 2000 was 1,000. There is no public trading market for shares of the registrant's Common Stock.




================================================================================

                       Part  I  -  Financial Information


Item 1. -  Financial Statements
           --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                      October 2,                    January 1,
                                                                         1999                         2000
                                                                  -------------------         --------------------
                                                                      (Audited)                   (Unaudited)

   Assets
Current assets:
Cash and cash equivalents                                                 $       582                     $    969
   Accounts receivable, net                                                    13,937                       11,333
   Inventory                                                                   17,365                       17,449
   Prepaid expenses and other                                                     589                          842
                                                                  -------------------         --------------------
     Total current assets                                                      32,473                       30,593

Property, plant and equipment:
   Land                                                                         1,371                        1,371
   Buildings and leasehold improvements                                        35,171                       35,180
   Machinery and equipment                                                     39,798                       39,852
   Land improvements and other                                                    794                        1,036
                                                                  -------------------         --------------------
                                                                               77,134                       77,439
   Accumulated depreciation                                                   (20,524)                     (22,482)
                                                                  -------------------         --------------------
     Net property, plant and equipment                                         56,610                       54,957

Other assets:
   Intangible assets, net                                                      60,854                       60,294
   Organizational and deferred debt issuance costs, net                         5,313                        3,076
   Other                                                                          555                          472
                                                                  -------------------         --------------------
     Total assets                                                            $155,805                     $149,392
                                                                  ===================         ====================

     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $ 16,161                     $ 12,864
   Current portion of long-term debt                                            4,260                        4,260
   Convertible debt with shareholders                                           3,000                            -
                                                                  -------------------         --------------------
      Total current liabilities                                                23,421                       17,124

Long-term debt, less current portion                                           90,945                       92,037


Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                            -
   Additional paid in capital                                                  62,492                       65,776
   Accumulated deficit                                                        (21,053)                     (25,545)
                                                                  -------------------         --------------------
     Total stockholders' equity                                                41,439                       40,231
                                                                  -------------------         --------------------
     Total liabilities and stockholders' equity                              $155,805                     $149,392
                                                                  ===================         ====================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)



                                           Three               Three
                                           months              months
                                            ended              ended
                                          January 2,          January 1,
                                            1999                2000
                                        (Unaudited)          (Unaudited)
                                        ------------         -----------

Sales                                        $46,829              34,403
Costs of goods sold                           39,594              27,885
                                        ------------         -----------
   Gross profit                                7,235               6,518

Operating expenses:
   Selling, general and
      Administrative                           5,870               5,575
   Amortization                                  812                 560
                                        ------------         -----------
     Total operating expenses                  6,682               6,135
                                        ------------         -----------

Operating income                                 553                 383

Interest expense                               3,820               2,831
Other (income) expense                           198
                                        ------------         -----------

(Loss) before taxes on income                 (3,465)             (2,448)
Income tax expense                                 -                  -
                                        ------------         -----------

Net income (loss) before
 cumulative effect for change in
accounting principle and
 extraordinary item                           (3,465)             (2,448)
                                        ------------         -----------

Cumulative effect for change in
 accounting principle                              -              (2,043)
                                        ------------         -----------
Net (loss) before extraordinary
   Item                                       (3,465)             (4,491)
                                        ------------         -----------
Extraordinary item net of tax                 27,937                   -
                                        ------------         -----------
     Net income (loss)                       $24,472             $(4,491)
                                        ============         ===========

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                   Three months                               Three months
                                                                      Ended                                      Ended
                                                                    January 2,                                 January 1,
                                                                       1999                                       2000
                                                               --------------------                         ----------------
Cash flows from operating activities:
   Net income (loss)                                                       $ 24,472                                 $ (4,491)
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                            2,459                                    1,958
      Amortization                                                              812                                      560
       Cumulative effect for change in accounting
       principle                                                                  -                                    2,043
      Amortization of deferred debt                                             276                                      195
      Allowance for bad debt                                                    105                                        5
      Extraordinary gain on early retirement of debt                        (28,628)                                       -
Changes in assets and liabilities:
         Decrease in accounts receivable                                      1,532                                    2,599
         Increase in inventory                                               (1,742)                                     (84)
         Increase in prepaid expenses and other                                (174)                                    (172)
         (Decrease) increase in accounts payable and
           accrued expenses                                                     617                                   (3,013)
                                                               --------------------                         -----------------
     Net cash used in operating activities                                     (271)                                    (400)

Cash flows from investing activities:
   Purchases of plant and equipment                                            (309)                                    (303)
                                                               --------------------                         -----------------
     Net cash used in investing activities                                     (309)                                    (303)

Cash flows from financing activities:
   Proceeds from revolving line of credit                                         -                                        -
   Payments on revolving line of credit                                      (3,000)                                    (710)
   Proceeds from long term debt                                               4,052                                   37,760
   Payments on long term debt                                               (18,656)                                 (35,960)
   Capital contributions                                                     16,907                                        -
   Debt issuance and organizational costs                                      (394)                                       -
                                                               --------------------                         ----------------
     Net cash provided by (used in) financing
      activities                                                             (1,091)                                   1,090
                                                               --------------------                         ----------------
Net increase in cash and cash equivalents                                    (1,671)                                     387
Cash and cash equivalents at beginning of period                              1,671                                      582
                                                               --------------------                         ----------------
Cash and cash equivalents at end of period                                 $      -                                 $    969
                                                               ====================                         ================

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

     The interim financial information as of January 1, 2000 and for the three month periods ended January 1, 2000 and January 2, 1999 have not been audited, but normal recurring adjustments have been made to present of the financial position at January 1, 2000 and the results of operations and cash flows for the three months ended January 1, 2000 and January 2, 1999. The results of operations for these periods are not necessarily indicative of the results to be expected for any subsequent interim period or for the fiscal year.

     Certain reclassifications have been made to prior years financial statements to conform to the January 1, 2000 presentation.

2.  Summary of Significant Accounting Policies

Fiscal Year

     The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30.

Accounts Receivable

     The Company periodically evaluates the credit worthiness of its customers because accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):


                                     October 2,                 January 1,
                                        1999                       2000
                                -------------------        -------------------
   Finished products                        $10,901                    $11,475
   Supplies                                   6,464                      5,974
                                -------------------        -------------------
   Total                                    $17,365                    $17,449
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

     Organizational costs were amortized on a straight-line basis over five years, until the Company adopted the Statement of Position (SOP) 98-5 in the first quarter of fiscal 2000. The result of adopting SOP 98-5 was the Company expensed the remaining unamortized organizational costs of $2.0 million as a cumulative effect for a change in accounting principle in the first quarter of fiscal 2000, compared to amortization expense of $0.3 million at January 2,1999. Deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At October 2, 1999 and January 1, 2000, the accumulated amortization was $0.9 million and $1.1 million, respectively.

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

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses were $3.2 million for the period ending January 2, 1999 compared to $2.6 million for the period ending January 1, 2000. Research and Development expenses were $0.2 million for the period ended January 2, 1999 compared to $0.2 million for the period ending January 1, 2000.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Other (Income) Expense/Restructuring Expenses

     The Company incurred additional costs related to the exit from the ground beef business and restructuring of the value added business in the first quarter of fiscal 1999 totaling $0.2 million. There were no expenses related to restructuring in fiscal 2000.

Extraordinary Item

     Included in the extraordinary item of $27.0 million for the quarter ended January 2, 1999, is $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of Notes, $3.1 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Senior Credit Facility).

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

Collective Bargaining Agreements

     Currently the Company has approximately 68 employees of a total of 188 union-eligible employees at the Garland, Texas facility. The employees are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The employees are covered under a collective bargaining agreement that expires on October 1, 2000.

3.  Long Term Debt

Senior Debt


     On March 5, 1999, the Company repaid all amounts outstanding under its Old Credit Agreement (NationsBank) and entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "New Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004. The Term Loan has a five year term and is subject to principal payments in an annual amount $4.3 million in each of fiscal 2000, 2001, 2002 and 2003 and $9.3 million in fiscal 2004.

     Outstanding borrowings under the New Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At January 1, 2000, the interest rate for the Company based on this formula was 10.125% for borrowings under the Revolver and 10.625% for borrowings under the Term Loan. The Company pays a commitment fee of 0.5% for unused amounts under the Revolver.

The interest rates under the New Credit Facility may vary based on changes in the prime rate or the London Interbank Offered Rate. Additionally, the interest rates under the New Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling: (i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the New Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At January 1, 2000, the Company's outstanding borrowings under the New Credit Facility were $44.3 million, $18.5 million under the Revolver and $25.8 million under the Term Loan. Also, at January 1, 2000, the Company had $0.2 million in outstanding letters of credit. At January 1, 2000, the Company had $2.2 million of additional available borrowings under the Revolver

     Under the New Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The New Credit Facility also provides that a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock to secure indebtedness outstanding. As of January 1, 2000, the Company was not in compliance with all technical and financial covenants under the New Credit Facility. On December 30, 1999, the Company and "CIT" entered into an amendment and a written waiver to the New Credit Facility, which waived the non-compliance for the first quarter and established new financial covenants going forward.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

3. Long Term Debt - Continued

Subordinated Debt

On November 25, 1996, the Company consummated a private placement of $100.0 million aggregate principal amount Notes. The Notes will mature on December 1, 2006, unless previously redeemed. Interest on the notes is payable semiannually in arrears, commencing June 1, 1997, and is payable on June 1 and December 1 of each year at a rate of 11.5% per annum. The issuance of the Notes resulted in net proceeds to the Company of approximately $95.0 million after underwriting discounts and other debt issuance costs aggregating approximately $5.0 million. On April 30, 1997, the Company consummated an exchange offer where by the private placement Notes were replaced with similar Notes that are publicly traded. In December 1998, the Company retired $48.0 million aggregate principal amount of Notes, through a combination of open market purchases and a cash tender offer. The Company's outstanding indebtedness under these Notes was $52 million at January 2, 1999. (See Note 10).

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at January 1, 2000.

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

     The Company paid interest of $2.8 million for the three months ended January 1, 2000, compared to $3.8 million for the three months ended January 2, 1999.

     On December 15, 1999, the Bridge Loan and interest associated with the Bridge Loan was converted to equity of the Company. The conversion of the Bridge loan to equity resulted in the issuance of 822,188 shares of common stock and an increase to shareholders equity of $3.2 million.

     On December 30, 1999 the Company and CIT entered into an amendment of the New Credit Facility which waived the Company's non-compliance with certain financial covenants at fiscal year ended October 2, 1999, and January 1, 2000 The amendment to the New Credit Facility established new financial covenants for future periods.

4.  Commitments

     The Company leases certain properties and equipment for which the total rentals thereon approximated $98,000 for the three month period ended January 2, 1999, and approximately $94,000 for the three month period ended January 1, 2000.

5.  Benefit Plans

     The Company has defined contribution retirement and incentive benefit programs for all employees after meeting requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing, no incentive contributions have been made by the Company. Contributions to the defined contribution plans totaled $133,991 for the three-month period ended January 2, 1999, and $94,444 for the three-month period ended January 1, 2000.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

6.  Income Taxes

     The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended January 2, 1999 because in the opinion of management it is uncertain when the Company will be able to realize such deferred tax asset.

7.  Significant Customers

     The Company's products are primarily sold to major foodservice distributors for distribution to foodservice outlets. As a result, customers with purchases greater than 10% of total sales accounted for approximately 27.6% of sales for the three- month period ended January 1, 2000.

8.  Transactions with Affiliates

     The Company has entered into a consulting agreement with an affiliate of majority shareholder CGW Southeast Partners III L.P. ("CGW"), under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating the purchase of the Company from Tyson Foods, Inc.

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

                                 Number of Shares         Weighted Average and
                                                        Option Price per Share
                                 ---------------------------------------------
Options granted                            84,968                      $100.00
Options exercised                               -                            -
Options cancelled                               -                            -
                                 ---------------------------------------------
Options outstanding
September 27, 1997                         84,968                      $100.00

Options granted                             8,543                      $100.00
Options exercised                               -                            -
Options cancelled                          15,843                      $100.00
                                 ---------------------------------------------
Options Outstanding
October 3, 1998                            77,668                      $100.00

Options granted                                 -                            -
Options exercised                               -                            -
Options canceled                           25,868                      $100.00
                                 ---------------------------------------------
Options Outstanding
October 2, 1999                            51,800                      $100.00
                                 ---------------------------------------------
Options granted                                 -                            -
Options exercised                               -                            -
Options canceled                                -                            -
                                 ---------------------------------------------
Options Outstanding
January 1, 2000                            51,800                      $100.00
                                 ---------------------------------------------

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

Item 2 Management's Discussion and Analysis of Financial condition and Results of Operations

Results of Operations

Overview

     Discussion of the results of operations for the Company as they relate to the first fiscal quarter, or the fiscal three month periods ending January 2, 1999, and January 1, 2000, are referred to below as fiscal 1999 and fiscal 2000, respectively.

                                         Three months ended
                               January 2, 1999      January 1, 2000
                               ------------------------------------
Sales Dollars:
  Value Added                          $46,829              $34,403
                               ------------------------------------
Pounds:
Total Value Added                       38,039               21,557
                               ------------------------------------
Dollars/Pound
  Value Added                          $  1.23              $  1.60
                               ------------------------------------


     Sales. Total sales decreased $12.4 million, or 26.5%, from $46.8 million in fiscal 1999 to $34.4 million in fiscal 2000. This decrease was primarily due to an $8.8 million decrease in sales of ground beef and decreased sales to national account customers of value added products, partially offset by increased sales of value added products to retail customers.

     Gross Profit. Gross profit decreased $0.7 million, or 9.9%, from $7.2 million in fiscal 1999 to $6.5 million in fiscal 2000. As a percentage of sales, gross profit increased from 15.4% in fiscal 1999 to 18.9% in fiscal 2000. This increase in gross profit percent reflects the exit from the low margin ground beef business and some lower margin value added products.

     Operating Expenses. Operating expenses decreased $0.5 million, or 8.2%, from $6.7 million in fiscal 1999 to $6.1 million in fiscal 2000. This decrease is the result of lower selling expenses in fiscal 2000.

     Operating Income (loss). Operating income decreased $0.2 million, from $0.6 million in fiscal 1999 to $0.4 million in fiscal 2000. This decrease is primarily the result of the decrease in gross profit due to sales mix.

     Interest Expense. Interest expense decreased $1.0 million, or 26.3%, from $3.8 million in fiscal 1999 to $2.8 million in fiscal 2000. This decrease reflects the overall lower debt level in the quarter due to the repurchase and retirement of $48 million of the Subordinated Notes.

     Other (Income) Expense. Other income and expense, which was minimal in fiscal 2000, decreased $0.2 million from fiscal 1999. The decrease is a result of the extraordinary Restructuring in fiscal 1999.

     Cumulative effect of change in accounting principle. The cumulative effect of change for adopting Statement of Position (SOP) 98-5 resulted in the Company expensing the remaining unamortized organizational costs of $2.0 million in fiscal 2000.

     Extraordinary Item. The extraordinary item is comprised of $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of the Notes, $2.3 million of expenses related to the repurchase of the Notes, $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Senior Credit Facility). In fiscal 1999, and the extraordinary item in fiscal 2000 is due to the bridge loan and interest being converted to equity.

     Net Income (loss). Net income (loss) decreased $29.0 million, from $24.5 million in fiscal 1999 to $(4.5) million in fiscal 2000. The factors above explain the change between the periods.


Liquidity and Capital Resources

     As a result of the Acquisition, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility, which totaled $44.3 million at January 1, 2000 ($25.8 million under the Term Loan and $18.5 million under the Revolver), accrued interest at an average rate of 10.28% in the quarter ended January 1, 2000. Borrowings under the Notes totaled $52.0 million at January 1, 2000, and accrued interest at 11.5%.

     As of January 1, 2000, the Company was in compliance with all financial covenants under its credit agreement with the bank which provides the Company with the Revolver and the Term Loan.


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

     .    Bridge Loan. On December 21, 1998, the Company obtained from some of its shareholders a $4,000,000 subordinated bridge loan, the proceeds of which were used to fund the Interest Payment. The terms of the Bridge Loan provide for a one-year loan to the Company at an interest rate of 9%. $1.0 million was paid back on the bridge loan on March 5, 1999, as part of the new credit agreement with CIT leaving an amount due of $3.0 million and interest at 9%. On December 15, 1999, the Company had not obtained a Replacement Credit Facility, the Bridge Loan and the interest was automatically convert to equity in GHC.

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the fiscal first quarter ended January 1, 2000 and January 2,1999, the Company spent $0.3 million and $0.3 million, respectively, on capital projects, primarily for the capital maintenance of the Company's facilities.

The Company's primary sources of liquidity are the availability of cash under the revolving credit facility and expected cash flows from operations. In the quarter ended January 1, 2000 the Company used $0.4 million of operating cash flow, the majority of which was used to fund interest payments. The Company used another $0.3 million in investing activities for capital asset purchases. In financing activities, the Company received $1.1 million from the credit facility. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 2000 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.

Recent Accounting Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in such fair value are required to be recognized immediately in net income (loss) to the extent the derivatives are not effective as hedges. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000 and is effective for interim periods in the initial year of adoption. At the present time, we do not feel the adoption of SFAS No. 133 will have a material effect on our results of operation or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its New Credit Facility. Outstanding borrowings under the New Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At January 1, 2000, the interest rate for the Company based on this formula was 10.125% for borrowings under the Revolver and 10.625% for borrowings under the Term Loan. Based on the amount of borrowings as of January 1, 2000, if the interest rates on the Company's borrowings average 100 basis points more in 2000 than they did in 1999, the Company's interest expense would increase and income before income taxes would decrease by $443,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

     The Company is also exposed to market risk from changes in foreign exchange rates and commodity prices. The Company does not use any hedging transactions in order to modify the risk from these foreign currency exchange rate and commodity price fluctuations. The Company also does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          The Exhibits to this report on Form 10-Q are listed on the Exhibit Index, which immediately follows the signature page hereto.

          (b)  Reports on Form 8-K

          None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: February 15, 2000         GORGES/QUIK-TO-FIX FOODS, INC.


                                 By:  /s/ John P. McCarthy
                                      -------------------------
                                      John P. McCarthy
                                      Corporate Controller
                                      (Principal Accounting Officer)

                                 Exhibit Index


3.1 Restated Certificate of Incorporation of Gorges/Quik-to-Fix Foods, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-1, originally filed January 21, 1997 (Reg. No. 333-20155)(the "Registration Statement on Form S-1")).

3.2 Bylaws of Gorges/Quik-to-Fix Foods, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-1).

4. Indenture, dated November 25, 1996, between Gorges/Quik-to- Fix Foods, Inc. and IBJ Schroder Bank & Trust Company, as Trustee, relating to the Company's 11 1/2 Senior Subordinated Notes due 2006, Series B (incorporated herein by reference to the Company's Registration Statement on Form S-1).

27   Financial Data Schedule