Form 10-Q
period 2000-04-01
GORGES QUIK TO FIX FOODS INC
filed 2000-05-16
CIK 1030999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 1, 2000
                                                -------------

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ________ to ________

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


     Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ______
                                              -----

    The number of shares of the registrant's Common Stock outstanding at May 16, 2000 was 1,000. There is no public trading market for shares of the registrant's Common Stock.

================================================================================

Part I  -  Financial Information Item
Item 1. -  Financial Statements
           --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                      October 2,                     April 1,
                                                                         1999                          2000
                                                                ---------------------         --------------------
     Assets                                                            (Audited)                   (Unaudited)
Current assets:
   Cash and cash equivalents                                                 $    582                     $    876
   Accounts receivable, net                                                    13,937                       12,956
   Inventory                                                                   17,365                       16,987
   Prepaid expenses and other                                                     589                          750
                                                                ---------------------         --------------------
     Total current assets                                                      32,473                       31,569

Property, plant and equipment:
   Land                                                                         1,371                        1,371
   Buildings and leasehold improvements                                        35,171                       35,265
   Machinery and equipment                                                     39,798                       40,274
   Land improvements and other                                                    794                        1,576
                                                                ---------------------         --------------------
                                                                               77,134                       78,486
   Accumulated depreciation                                                   (20,524)                     (24,404)
                                                                ---------------------         --------------------
     Net property, plant and equipment                                         56,610                       54,082

Other assets:
   Intangible assets                                                           60,854                       59,734
   Organizational and deferred debt issuance costs                              5,313                        3,101
   Other                                                                          555                           77
                                                                ---------------------         --------------------
     Total assets                                                            $155,805                     $148,563
                                                                =====================         ====================

     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                     $ 16,161                     $ 15,702
   Current portion of long-term debt                                            4,260                        4,260
   Convertible debt with shareholders                                           3,000
                                                                ---------------------         --------------------
      Total current liabilities                                                23,421                       19,962

Long-term debt, less current portion                                           90,945                       90,678


Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                           -                            -
   Additional paid-in capital                                                  62,492                       65,777
   Accumulated deficit                                                        (21,053)                     (27,854)
                                                                ---------------------         --------------------
     Total stockholders' equity                                                41,439                       37,923
                                                                ---------------------         --------------------
     Total liabilities and stockholders' equity                              $155,805                     $148,563
                                                                =====================         ====================

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF OPERATIONS
                                (In thousands)
                                  (Unaudited)

                                          Three           Three               Six              Six
                                          months          months             months           months
                                          ended           ended              ended            ended
                                         April 3,        April 1,           April 3,         April 1,
                                           1999            2000               1999             2000
Sales                                     $36,991         $34,157            $83,820          $68,559
Costs of goods sold                        30,353          27,357             69,947           55,241
   Gross profit                             6,638           6,800             13,873           13,318

Operating expenses:
   Selling, general and administrative      5,721           5,830             11,591           11,406
   Amortization                               815             560              1,627            1,121
     Total operating expenses               6,536           6,390             13,218           12,527


Operating income                              102             410                655              791

Interest expense                            2,737           2,744              6,557            5,575
Other (income) expense                        (56)            (63)               142              (63)

(Loss) before taxes on income              (2,579)         (2,271)            (6,044)          (4,721)
Income tax expense                              9              36                  9               36

Net (loss) before cumulative
 effect for change in accounting
 principle and extraordinary item          (2,588)         (2,307)            (6,053)          (4,757)
Cumulative effect for change in
 accounting principle net of tax                -               -                  -           (2,043)
Net (loss) before extraordinary item       (2,588)         (2,307)            (6,053)          (6,800)

Extraordinary item net of tax                   -               -             27,937                -

Net income (loss)                         $(2,588)        $(2,307)           $21,884          $(6,800)

See accompanying notes to financial statements

                        GORGES/QUIK-TO-FIX FOODS, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                      Six months              Six months
                                                                                        ended                   Ended
                                                                                       April 3,                April 1,
                                                                                         1999                    2000
                                                                                   ----------------         -------------
Cash flows from operating activities:
   Net income (loss)                                                                       $ 21,884              $ (6,800)
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                                            4,536                 3,880
      Amortization                                                                            1,627                 1,121
      Cumulative effect for change in accounting principle                                        -                 2,043
      Amortization of deferred debt                                                             232                   344
      Allowance for bad debt                                                                    175                  (385)
      Gain on asset sale/restructuring                                                         (352)
      Write off of deferred debt                                                              2,783
      Extraordinary gain on early retirement of debt                                        (31,093)
Changes in assets and liabilities:
         Decrease in accounts receivable                                                      5,302                 1,366
         Decrease in inventory                                                                1,732                   377
         Increase in prepaid expenses and other                                                (127)                  317
         Decrease in accounts payable and accrued expenses                                   (2,788)                 (175)
                                                                                   ----------------         -------------
     Net cash provided by operating activities                                                3,911                 2,088

Cash flows from investing activities:
   Purchases of plant and equipment                                                          (1,487)               (1,350)
   Proceeds from sale of facility                                                             4,000
   Other                                                                                         (3)
                                                                                   ----------------         -------------
     Net cash provided by (used in) investing activities                                      2,510                (1,350)

Cash flows from financing activities:
   Proceeds from revolving line of credit                                                    18,910                69,794
   Payments on revolving line of credit                                                     (28,278)              (68,288)
   Proceeds from long term debt                                                              33,052
   Payments on long term debt                                                               (47,164)               (1,775)
   Capital contributions                                                                     16,907
   Debt issuance and organizational costs                                                    (1,519)                 (175)
                                                                                   ----------------         -------------
     Net cash provided by (used in) financing activities                                     (8,092)                 (444)
                                                                                   ----------------         -------------
Net increase in cash and cash equivalents                                                    (1,671)                  294
Cash and cash equivalents at beginning of period                                              1,671                   582
                                                                                   ----------------         -------------
Cash and cash equivalents at end of period                                                 $      -              $    876
                                                                                   ================         =============

See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
April 1, 2000

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

     The accompanying condensed financial statements of Gorges/Quik-to-Fix Foods, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the Interim period presented. Operating results for the three and six month periods ending April 1, 2000, are not necessarily indicative of operating results for the entire fiscal year ending September 30, 2000.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

2.  Summary of Significant Accounting Policies

Fiscal Year

     The Company utilizes a 52 or 53 week accounting period, ending on the Saturday closest to September 30.

Accounts Receivable

     The Company periodically evaluates the credit worthiness of its customers, as accounts receivable balances are not collateralized. The Company has not experienced significant credit losses.

Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                     October 2,                  April 1,
                                       1999                        2000
                                -------------------        -------------------
   Finished products                        $10,901                    $11,865
   Supplies                                   6,464                      5,122
                                -------------------        -------------------
   Total                                    $17,365                    $16,987
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

     Organizational costs were amortized on a straight-line basis over five years, until the Company adopted the Statement of Position (SOP) 98-5 in the first quarter of fiscal 2000. As the result of adopting SOP 98-5 was the Company expensed the remaining unamortized organizational costs of $2.0 million as a cumulative effect for a change in accounting principle in the first quarter of fiscal 2000, compared to amortization expense of $0.5 million at April 3,1999. Deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At October 2, 1999 and April 1, 2000, the accumulated amortization was $0.9 million and $1.2 million, respectively.

Income Taxes

     The Company follows the liability method of accounting for deferred income taxes. The liability method provides that deferred tax liabilities are recorded at currently enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Selling Expenses

     Selling expenses include product line expenses such as shipping and storage, external handling, external freezer charges, product and package design, brokerage expense and other direct selling expenses such as certain salaries, travel and research and development.

Advertising, Promotion and Research and Development Expenses

     Advertising, promotion and research and development expenses are charged to operations in the period incurred. Advertising and promotion expenses, respectively, were $3.2 million and $6.4 million for the three month and six month periods ending April 3, 1999, compared to $2.6 million and $5.2 million for the comparable periods ending April 1, 2000. Research and Development expenses were $0.2 million and $0.4 million for the three month and six month periods ended April 3, 1999, compared to $0.3 million and $0.5 million for the comparable periods ending April 1, 2000.

Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Extraordinary Item

     Included in the extraordinary item of $27.0 million is $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of Notes, $3.1 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Senior Credit Facility).

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

2.  Summary of Significant Accounting Policies - Continued

Collective Bargaining Agreements

     Currently the Company has approximately 112 employees of a total of 181 union-eligible employees at the Garland, Texas facility are represented by the United Food & Commercial Workers International Union, AFL-CIO, CLC, Local 540 (the "Union"). The employees are covered under a new three year collective bargaining agreement that covers the periods April 2, 2000-March 29, 2003.

3.  Long Term Debt

Senior Debt

     On March 5, 1999, the Company repaid all amounts outstanding under its then existing credit facility (NationsBank) and entered into a new credit facility with The CIT Group/Business Credit, Inc. ("CIT") as agent for a syndicate of banks and financial institutions (the "New Credit Facility") which provides the Company with a revolving credit facility (the "Revolver") and a $29.0 million term loan facility (the "Term Loan"). The Revolver includes covenants under which the Company can borrow funds based on the levels of its accounts receivable and inventory in an aggregate amount of not more than $25.0 million. The Revolver includes a sub-facility of $3.0 million for commercial and standby letters of credit. The Revolver has a term of five years and all amounts outstanding under the Revolver will become due and payable on April 1, 2004.
The Term Loan has a five year term and is subject to principal payments in an annual amount $4.3 million in each of fiscal 2000, 2001, 2002 and 2003 with the remainder due in fiscal 2004.

     Outstanding borrowings under the New Credit Facility bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At April 1, 2000, the interest rate for the Company based on this formula was 10.625% for borrowings under the Revolver and 11.125% for borrowings under the Term Loan. The Company pays a commitment fee of 0.5% for unused amounts under the Revolver.

     The interest rates under the New Credit Facility vary based on changes in the prime rate or the London Interbank Offered Rate. Additionally, the interest rates under the New Credit Facility may vary based on the Company's future financial performance. The Company may be required to make mandatory prepayments against both facilities, comprised of principal payments totaling:
(i) 100% of cash received in asset sales wherein the proceeds are not used to purchase replacement assets, and (ii) 50% of the Company's Surplus Cash (as defined in the New Credit Facility). These payments are to be applied first to the Term Loan and, upon the Term Loan's retirement, to the Revolver as a permanent reduction. At April 1, 2000, the Company's outstanding borrowings under the New Credit Facility were $42.9 million, $18.2 million under the Revolver and $24.7 million under the Term Loan. Also, at April 1, 2000, the Company had $0.2 million in outstanding letters of credit. At April 1, 2000, the Company had $0.6 million of additional available borrowings under the Revolver

     Under the New Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The New Credit Facility also provides a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock to secure indebtedness outstanding. As of April 1, 2000, the Company was not in compliance with all technical and financial covenants under the New Credit Facility. On April 27, 2000, the Company and "CIT" entered into an amendment and a written waiver to the New Credit Facility, which waived the non-compliance for the second quarter and established new financial covenants going forward.

     On May 5, 2000, the Company entered into an agreement with CIT providing for a credit facility (the "Secondary Credit Facility") in the amount of $7,000,000 and separate from the New Credit Facility. The Secondary Credit Facility is generally governed under the same terms as the New Credit Facility and bears interest at the same rate. The Secondary Credit Facility is secured by a second priority security interest in the Company's inventory and accounts receivable. An affiliate of the Company purchased a 100% participation in the Secondary Credit Facility and also entered into an agreement to subordinate the amounts owed under Secondary Credit Facility to the Company's other senior debt.

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

     The Notes were issued pursuant to an indenture that contains certain restrictive covenants and limitations. Among other things, the Indenture limits the incurrence of additional indebtedness, limits the making of restricted payments (as defined) therein, including the declaration and/or payment of dividends, places limitations on dividends and other payments by the Company, and places limitations on liens, certain asset dispositions and merger/sale of assets activity. The Company was in compliance with these covenants at April 1, 2000.

     The Notes are unsecured subordinated general obligations of the Company. The Notes become redeemable at the Company's option on December 1, 2001, at which time the Notes are redeemable in whole or part, subject to a redemption premium which begins at 105.75 % of the face value in 2001 and reduces at a scheduled rate annually until 2004 at which time the redemption is 100% of face value. No mandatory redemption or sinking fund payments are required with respect to the Notes; however, at each Note holder's option, the Company may be required to repurchase the Notes at a redemption premium of 101% in the event the Company incurs a change of control, as defined by the indenture.

     The Company paid interest of $2.7 and $6.6 million for the three month and six month periods ended April 3, 1999, compared to $2.7 million and $5.6 million for the comparable periods ended April 1, 2000.

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

4.  Commitments

     The Company leases certain properties and equipment for which the total rentals thereon approximated $100,000 and $201,000 for the three month and six month periods ended April 3, 1999, compared to approximately $94,000 and $188,000 for the comparable periods ended April 1, 2000.

5.  Benefit Plans

     The Company has defined contribution retirement and incentive benefit programs for all employees who meet requirements concerning time employed. Incentive benefit programs are of a profit sharing nature, and are discretionary as to amount and timing. To date, no incentive contributions have been made by the Company.

Contributions to the defined contribution plans totaled $141,394 and $275,386 for the three month and six month periods ended April 3, 1999, compared to $90,442 and $184,886 for the same periods ended April 1, 2000.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

6.  Income Taxes

     The Company has not recorded an income tax benefit related to the net deferred tax asset for the period ended April 1, 2000, because in the opinion of management it is uncertain when the Company will be able to realize this deferred tax asset.

7.  Significant Customers

     Certain of the Company's products are sold to major foodservice distributors for distribution to foodservice outlets. As a result, the Company's top two customers accounted for approximately 25.7% of sales for the six month period ended April 1, 2000.

8.  Transactions with Affiliates

     The Company has entered into a consulting agreement with an affiliate of GHC's majority shareholder, CGW Southeast Partners III, L.P. ("CGW"), under which CGW will receive a monthly fee of $30,000 for financial and management consulting services. In addition to the monthly fee to CGW, the Board of Directors may approve an additional fee not to exceed $500,000 annually, based upon overall Company operations. At the closing of the acquisition of the Company by GHC, CGW received a fee of $2.65 million, included as part of the Company's organizational costs, for its services in assisting the Company with the structuring and negotiating the purchase of the Company from Tyson Foods, Inc.

9.  Restructuring or Subsequent Events

     On April 12, 2000, Management approved a plan to close the Company's Sioux Center manufacturing facility ("Sioux Center") in an effort to improve overall Company operations. The Company's plans include relocating and upgrading four automated production lines to its remaining manufacturing locations in order to increase manufacturing capacity at these facilities. All Sioux Center production will be consolidated into these manufacturing facilities. As a result of this decision management formally notified Sioux Center employees on April 12, 2000 of their impending severance. Management expects to record a charge in the third quarter related to employee severance of $500,000. Before the move, the net book value of Sioux Center was $13,400,000. Management is still determining which equipment will be moved and what will be the ultimate disposition or utilization of Sioux Center including an assessment of the carrying value of the remaining fixed assets and evaluation of any impairment.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS- (Continued)

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

Item 2 Management's Discussion and Analysis of Financial condition and Results of Operations

Results of Operations

Overview

                                        Three months ended                          Six months ended
                               April  3, 1999          April 1, 2000        April 3, 1999        April 1, 2000
                             ----------------------------------------------------------------------------------
Sales Dollars:
    Value Added                          $36,991              $34,154              $83,820              $68,559
                             ----------------------------------------------------------------------------------

Pounds:
     Value Added                          24,276               21,063               59,652               42,620
                             ----------------------------------------------------------------------------------

Dollars/Pound
  Value Added                            $  1.52              $  1.62              $  1.41              $  1.61
                             ----------------------------------------------------------------------------------

     Sales. Total sales decreased $2.8 million, or 7.7%, from $37.0 million in the three month period ended April 3, 1999 to $34.2 million in the three month period ended April 1, 2000. This decrease was primarily due to decreases in the sales of ground beef as a result of exiting the ground beef business in February, 1999, and decreased sales to national account customers of value added products.

     Total sales decreased $15.3 million, or 18.2%, from $83.8 in the six month period ended April 3, 1999 to $68.6 million in the six month period ended April 1, 2000. This decrease was primarily due to decreases in the sales of ground beef and sales to national account customers of value added products, partially offset by increased sales to retail customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Gross Profit. Gross profit increased $0.2 million, or 2.4%, from $6.6 million in the three month period ended April 3, 1999, compared to $6.8 million in the three month period ended April 1, 2000. As a percentage of sales, gross profit increased from 17.9% in the three month period ended April 3, 1999 to 19.9% in the three month period ended April 1, 2000. This increase in gross profit dollars and gross profit as a percent of sales reflect reduced costs related to the Company's decision to exit the ground beef business.

     Gross profit decreased $0.6 million, or 4.0%, from $13.9 million in the six month period ended April 3, 1999, to $13.3 million in the six month period ended April 1, 2000. As a percentage of sales, gross profit increased from 16.6% in the six month period ended April 3, 1999 to 19.4% in the six month period ended April 1, 2000. The decrease in gross profit dollars and increase in gross profit as a percent of sales reflects the exit of ground beef, and the decrease in sales of some lower margin value added products.

     Operating Expenses. Operating expenses decreased $0.1 million, or 2.2%, from $6.5 million in the three month period ended April 3, 1999, compared to $6.4 in the three month period ended April 1, 2000. The decrease is the result of a change in accounting principle, whereby organizational costs were written off resulting in decreased amortization expense of $0.3 million and an increase of $0.2 million in general and administrative expenses.

     Operating expenses decreased $0.7 million, or 5.2%, from $13.2 million in the six month period ended April 3, 1999 to $12.5 million in the six month period ended April 1, 2000. This decrease is primarily the result of an accounting principle change of $0.5 million and a decrease in selling expenses of $0.2 million.

     Operating Income. Operating income increased $0.3 million, or 302.0%, from $0.1 million in the three month period ended April 3, 1999, to $0.4 million in the three month period ended April 1, 2000. This increase is primarily the result of the changes described above relating to gross profit and operating expense.

     Operating income increased $0.1 million, or 20.8%, from $0.7 million in the six month period ended April 3, 1999 to $0.8 million in the six month period ended April 1, 2000. This increase is primarily the result of the changes described above relating to operating expenses and gross profit.

     Interest Expense. Interest expenses were $2.7 million in both the three month periods ended April 3, 1999 and April 1, 2000.

     Interest expense decreased $1.0 million, or 15.0%, from $6.6 million in the six month period ended April 3, 1999 to $5.6 million in the six month period ended April 1, 2000. This decrease reflects the overall lower debt level due to the repurchase and retirement of $48.0 million aggregate principal amount of Notes.

     Other (Income) Expense. Other income and expense, which was minimal in the three month period ended April 3, 1999, remained minimal in the three month period ended April 1, 2000.

     Other income and expense, was minimal in the six month periods ended April 3, 1999, and April 1, 2000. The $0.1 million of expense in the six month period ended April 3, 1999 related to restructuring expenses, and the income in the period ending April 1, 2000 relates to interest income.

     Cumulative effect of change in accounting principle. The cumulative effect of change for adopting Statement of Position (SOP) 98-5 resulted in the Company expensing the remaining unamortized organizational costs of $2.0 million in fiscal 2000.

     Extraordinary Item. Included in the extraordinary item of $27.9 million for the six month period ended April 3, 1999, is $31.1 million in income from the repurchase and early retirement of $48.0 million aggregate principal amount of Notes, $1.6 million in income from interest forgiven on the repurchase of the Notes, $2.2 million of expenses related to the repurchase of the Notes, $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Old Credit Facility).

     Net Income (loss). Net (loss) decreased $0.3 million, or 10.9%, from ($2.6) million in the three month period ended April 3, 1999 to $(2.3) million in the three month period ended April 1, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     Net income (loss) decreased ($28.7) million, or 131.1%, from $21.9 million in the six month period ended April 3, 1999 to ($6.8) million in the six month period ended April 1, 2000.

Liquidity and Capital Resources

     As a result of the Acquisition, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility, which totaled $42.9 million at April 1, 2000 ($24.7 million under the Term Loan and $18.2 million under the Revolver), accrued interest at an average rate of 10.28% in the quarter ended April 1, 2000. Borrowings under the Notes totaled $52.0 million at January 1, 2000, and accrue interest at 11.5%.

     As of April 1, 2000, the Company was not in compliance with all financial covenants under its credit agreement with the bank which provides the Company with the Revolver and the Term Loan. On April 27, 2000, the Company and CIT entered into an amendment and a written waiver to the New Credit Facility which waived the non-compliance for the second quarter and established new financial covenants going forward.


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

     In addition to its debt service obligations, the Company will need liquidity for working capital and capital expenditures. For the six months ended April 1, 2000, the Company spent $1.4 million on capital projects, primarily for the capital maintenance of the Company's facilities.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes to the quantitative and qualitative disclosures about market risk as discussed in the Company's Form 10-K for the year ended October 2, 1999.

PART II.  OTHER INFORMATION


Item 1.        Legal Proceedings

               None

Item 5.        Other Information

               None

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

        10.1 Second Amendment to Financing Agreement dated April 27, 2000 between the Company and CIT

        10.2   Term Note dated May 5, 2000 from the Company to CIT

        27     Financial Data Schedule

               (b)  Reports on Form 8-K

               None

SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 16, 2000                GORGES/QUIK-TO-FIX FOODS, INC.



                                   By:  /s/ Michael Nittolo
                                        --------------------------------------
                                        Michael Nittolo
                                        Chief Financial Officer/V.P. Finance
                                        (Principal Financial Officer)

                                 Exhibit Index

        10.1 Second Amendment to Financing Agreement dated April 27, 2000 between the Company and CIT

        10.2   Term Note dated May 5, 2000 from the Company to CIT

        27     Financial Data Schedule