Form 10-Q
period 2000-07-01
GORGES QUIK TO FIX FOODS INC
filed 2000-08-21
CIK 1030999

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended July 1, 2000
                                                 ------------

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

    The number of shares of the registrant's Common Stock outstanding at August 21, 2000 was 1,000. There is no public trading market for shares of the registrant's Common Stock.

--------------------------------------------------------------------------------

Part I  -  Financial Information
Item 1. -  Financial Statements
           --------------------


                        GORGES/QUIK-TO-FIX FOODS, INC.
                                BALANCE SHEETS
                       (In thousands, except share data)

                                                                     October 2,                    July 1,
                                                                       1999                         2000
                                                                    -----------                  -----------
                                                                     (Audited)                   (Unaudited)
              Assets
Current assets:
   Cash and cash equivalents                                         $    582                     $    579
   Accounts receivable, net                                            13,937                       11,089
   Inventory, net                                                      17,365                       19,771
   Prepaid expenses and other                                             589                          620
                                                                     --------                     --------
     Total current assets                                              32,473                       32,059

Property, plant and equipment:
   Land                                                                 1,371                        1,371
   Buildings and leasehold improvements                                35,171                       31,754
   Machinery and equipment                                             39,798                       38,857
   Land improvements and other                                            794                          234
                                                                     --------                     --------
                                                                       77,134                       72,216
   Accumulated depreciation                                           (20,524)                     (26,334)
                                                                     --------                     --------
     Net property, plant and equipment                                 56,610                       45,882

Other assets:
   Intangible assets                                                   60,854                       59,174
   Organizational and deferred debt issuance costs                      5,313                        2,902
   Other                                                                  555                          104
                                                                     --------                     --------
     Total assets                                                    $155,805                     $140,121
                                                                     ========                     ========

     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                             $ 16,161                     $ 12,985
   Current portion of long-term debt                                    4,260                        4,360
   Convertible debt with shareholders                                   3,000                            -
                                                                     --------                     --------
      Total current liabilities                                        23,421                       17,345

Long-term debt, less current portion                                   90,945                       97,643


Stockholders' equity:
   Common stock, $.01 par value; 2,000 shares authorized,
      1,000 shares issued and outstanding                                   -                            -
   Additional paid-in capital                                          62,492                       65,777
   Accumulated deficit                                                (21,053)                     (40,644)
                                                                     --------                     --------
     Total stockholders' equity                                        41,439                       25,133
                                                                     --------                     --------
     Total liabilities and stockholders' equity                      $155,805                     $140,121
                                                                     ========                     ========


See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)



                                               Three               Three                 Nine                 Nine
                                               months              months               months               months
                                               ended               ended                ended                 ended
                                               July 3,             July 1,              July 3,              July 1,
                                                1999                2000                 1999                 2000
                                       -----------------------------------------------------------------------------

Sales                                          $31,367            $ 31,603             $115,187             $100,162
Costs of goods sold                             25,748              27,196               95,695               82,437
                                       -----------------------------------------------------------------------------
   Gross profit                                  5,619               4,407               19,492               17,725

Operating expenses:
   Selling, general and
      Administrative                             5,018               4,537               16,610               15,943
   Amortization                                    815                 560                2,442                1,680
   Restructuring Expense                             0               9,113                    0                9,113
                                       -----------------------------------------------------------------------------
     Total operating expenses                    5,833              14,210               19,052               26,736
                                       -----------------------------------------------------------------------------

Operating income (loss)                           (214)             (9,803)                 440               (9,011)

Interest expense                                 2,740               2,934                9,297                8,509
Other (income) expense                              52                   0                    0                  (63)
                                       -----------------------------------------------------------------------------

(Loss) before taxes on income                   (3,006)            (12,737)              (8,857)             (17,457)
Income tax expense                                  27                  54                   36                   91
                                       -----------------------------------------------------------------------------

Net (loss) before cumulative effect
 for change in accounting principle
 and extraordinary item                         (3,033)            (12,791)              (8,893)             (17,548)



Cumulative effect for change in
 accounting principle net of tax                     -                   -                    -               (2,043)
                                       -----------------------------------------------------------------------------
Net (loss) before extraordinary item            (3,033)            (12,791)              (8,893)             (19,591)
                                       -----------------------------------------------------------------------------

Extraordinary item net of tax                        -                   -               27,743                    -

Net income (loss)                              $(3,033)           $(12,791)            $ 18,850             $(19,591)
                                       -----------------------------------------------------------------------------



See accompanying notes to financial statements

                         GORGES/QUIK-TO-FIX FOODS, INC.
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                       Nine months               Nine months
                                                                          Ended                     Ended
                                                                          July 3,                   July 1,
                                                                           1999                      2000
                                                                    ------------------         -----------------


Cash flows from operating activities:
   Net income (loss)                                                      $ 18,850                 $ (19,591)
   Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
      Depreciation                                                           6,449                     5,810
      Amortization                                                           2,442                     1,680
      Amortization of deferred debt                                            415                       543
      Allowance for bad debt                                                   216                        90
      (Gain) Loss on asset sale/restructuring                                 (352)                    7,812
      Write off of deferred debt                                             2,759                         -
      Extraordinary gain on early retirement of debt                       (31,093)                        -
      Cumulative effect for change in accounting                                 -                     2,043
       principle
Changes in assets and liabilities:
         (Increase) Decrease in accounts receivable                          6,211                     2,758
         (Increase) Decrease in inventory                                   (2,129)                   (2,406)
         (Increase) in prepaid expenses and other                             (379)                      420
         Decrease in accounts payable and
           accrued expenses                                                 (4,609)                   (2,891)
                                                                          --------                 ---------
     Net cash provided by operating activities                              (1,220)                   (3,732)

Cash flows from investing activities:
   Purchases of plant and equipment                                         (1,997)                   (2,894)
   Proceeds from sale of facility                                            4,000                         -
   Other                                                                       (13)                        -
                                                                          --------                 ---------
     Net cash provided by (used in) investing activities                     1,990                    (2,894)

Cash flows from financing activities:
   Proceeds from revolving line of credit                                   58,807                   113,407
   Payments on revolving line of credit                                    (60,996)                 (103,769)
   Proceeds from long term debt                                             33,052                         -
   Payments on long term debt                                              (48,229)                   (2,840)
   Capital contributions                                                    16,907                         -
   Debt issuance                                                            (1,519)                     (175)
                                                                          --------                 ---------
     Net cash provided by (used in) financing activities                    (1,978)                    6,623
                                                                          --------                 ---------
Net increase (decrease) in cash and cash equivalents                        (1,208)                       (3)
Cash and cash equivalents at beginning of period                             1,671                       582
                                                                          --------                 ---------
Cash and cash equivalents at end of period                                $    463                 $     579
                                                                          ========                 =========


See accompanying notes to financial statements

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS
July 1, 2000

1.   Organization and Basis of Presentation

     The Company, a wholly owned subsidiary of Gorges Holding Company ("GHC"), is a leading producer, marketer and distributor of value added processed beef products for the foodservice industry and is one of the few companies in this segment of the industry that markets and distributes nationally. The Company purchases fresh and frozen beef and, to a lesser extent, pork and poultry, which it processes into a broad range of fully cooked and ready to cook products. Currently the Company produces value added products which include: (i) breaded beef items such as country fried steak and beef fingers; (ii) charbroiled beef items such as fully cooked hamburger patties, fajita strips, meatballs, meatloaf and taco meat; and (iii) other specialty products, such as fully cooked and ready to cook pork sausage, breaded pork and turkey, cubed steaks, and Philly steak slices. The Company's products are sold primarily to the foodservice industry, which encompasses all aspects of away-from-home food preparation and includes commercial establishments such as fast food and family dining restaurants, and non-commercial establishments such as healthcare providers, schools and corporations. The Company sells its products primarily through broadline and specialty foodservice distributors.

     The accompanying condensed financial statements of Gorges/Quik-to-Fix Foods, Inc. have been prepared in accordance with the instructions for Form 10-Q and therefore, do not include all information on footnotes that generally accepted accounting principles require for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended October 2, 1999. In the opinion of management, the unaudited condensed financial statements contain all necessary adjustments (which include only normal, recurring adjustments) for a fair presentation of the interim period presented. Operating results for the three and nine month periods ended July 1, 2000, are not necessarily indicative of operating results for the entire fiscal year ending September 30, 2000.

     Certain reclassifications have been made to prior years financial statements in order to conform to the July 1, 2000 presentation.


2.   Inventories

     Inventories, valued at the lower of cost (first-in, first-out) or market (replacement or net realizable value), consist of the following (in thousands):

                                     October 2,        July 1,
                                        1999             2000
                                     ----------        -------
   Finished products                  $10,901          $12,692
   Supplies                             6,464            7,079
                                      -------          -------
     Total                            $17,365          $19,771
                                      -------          -------


3.  Summary of Significant Accounting Policies

Organizational Costs

     Organizational costs were amortized on a straight-line basis over five years, until the Company adopted the Statement of Position (SOP) 98-5 in the first quarter of fiscal 2000. The result of adopting SOP 98-5 was the Company expensed the remaining unamortized organizational costs of $2.0 million as a cumulative effect for a change in accounting principle in the first quarter of fiscal 2000, compared to amortization expense of $0.7 million at July 3,1999. Deferred debt issuance costs are amortized over the life of the debt instrument to which it relates. At October 2, 1999 and July 1, 2000, the accumulated amortization was $0.9 million and $1.4 million, respectively.

GORGES/QUIK-TO-FIX FOODS, INC.
NOTES TO FINANCIAL STATEMENTS - (Continued)

3.  Summary of Significant Accounting Policies - Continued

Extraordinary Item

    Included in the extraordinary item of $27.7 million is $31.1 million in income from the repurchase of the Notes, $1.6 million in income from interest forgiven on the repurchase of Notes, $2.4 million of expenses related to the repurchase of the Notes, $2.6 million of expenses related to the write off of deferred debt fees (partially related to the repurchased Notes and partially related to the restructuring of the Senior Credit Facility).


4.  Long Term Debt

Senior Debt

     Outstanding borrowings under the Company's primary Credit Facility (the "Primary Credit Facility") bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At July 1, 2000, the interest rate for the Company based on this formula was 11.125% for borrowings under the Revolver and 11.625% for borrowings under the Term Loan. The Company pays a commitment fee of 0.5% for unused amounts under the Revolver. Also, at July 1, 2000, the Company had $0.2 million in outstanding letters of credit. At July 1, 2000, the Company had $1.0 million of additional available borrowings under the Revolver

     Under the Primary Credit Facility, the Company is subject to customary financial and other covenants including certain financial limit and ratio covenants as well as limitations on further indebtedness, guaranties, liens, dividends and other restricted payments (including transactions with affiliates), prepayments and redemption of debt, mergers, acquisitions, asset sales, consolidations, and other investments. The Primary Credit Facility also provides a first-priority security interest in, and lien upon, substantially all of the Company's present and future tangible and intangible assets and capital stock to secure indebtedness outstanding. As of July 1, 2000, the Company was not in compliance with all technical and financial covenants under the Primary Credit Facility. The Company has a commitment from CIT to amend the Primary Credit Facility and to waive the Company's non-compliance for the third quarter and establish new financial covenants going forward. The Company expects the amendment and written waiver to be finalized no later than August 31, 2000. The Company expects to be in compliance with the revised financial covenants for the foreseeable future.

     On May 5, 2000, the Company entered into an agreement with CIT providing for a second credit facility (the "Secondary Credit Facility") in the amount of $7,000,000 and separate from the Primary Credit Facility. The Secondary Credit Facility is generally governed under the same terms as the Primary Credit Facility and bears interest at the same rate. The Secondary Credit Facility is secured by a second priority security interest in the Company's inventory and accounts receivable. An affiliate of the Company purchased a 100% participation in the Secondary Credit Facility and also entered into an agreement to subordinate the amounts owed under the Secondary Credit Facility to the Company's other senior debt.

     The Company paid interest of $2.7 and $9.3 million for the three month and nine month periods ended July 3, 1999, compared to $2.9 million and $8.5 million for the comparable periods ended July 1, 2000.

     On December 15, 1999, the Bridge Loan and interest associated with the Bridge Loan was converted to equity of GHC. The conversion of the Bridge loan to equity resulted in the issuance of 822,188 shares of common stock of GHC and an increase to shareholders equity of the Company of $3.2 million.


5.   Restructuring or Subsequent Events

     On April 12, 2000, Management approved a plan to close the Company's Sioux Center, Iowa manufacturing facility ("Sioux Center") in an effort to improve overall Company operations. In June 2000, the Company closed the Sioux Center facility. The Company also upgraded and relocated four of Sioux Center's automated production lines to the Company's remaining manufacturing locations in order to increase manufacturing capacity at such facilities. In the three month period ended July 1, 2000 the Company recorded $800,000 of expense relating to these closure activities.

     As a result of this decision, management formally notified Sioux Center's 148 employees on April 12, 2000 of their impending severance. Management accrued an expense of $500,000, in the three months ended July 1, 2000, relating to employee severance the majority of which will be paid during the fourth quarter of the current fiscal year ending September 30, 2000. As of July 1, 2000, $40,000 of employee severance had been paid.

     At the time of the Company's decision to close Sioux Center, the net book value of the facilities assets approximated $13.4 million. Based on subsequent appraisals, management wrote down certain assets related to the Sioux center facility by $7.8 million, in order to reflect the fair market value of such assets.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

     Gorges/Quik-to-Fix Foods, Inc., (the "Company"), or its representatives, may make forward looking statements, oral or written, including statements in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations, press releases and filings with the Securities and Exchange Commission (the "Commission"), regarding estimated future operating results, planned capital expenditures (including the amount and nature thereof) and the Company's financing plans, if any, related thereto, changes in the Company's financial position and other plans and objectives for future operations. Certain of the matters discussed may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause the actual results, performance or achievements of the Company to differ materially from the Company's expectations include continued acceptance of the Company's products, the success of the Company's strategy emphasizing sales of value added products, achievement of savings related to the closing of the Souix Center manufacturing facility and the factors set forth in the "Factors Affecting Future Performance" section in Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999, as well as factors contained in the Company's other filings with the Commission.

     All subsequent oral and written forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these factors. The Company assumes no obligation to update any of these statements.

Results of Operations

Overview

                                 Three months ended                Nine months ended
                           July 3, 1999    July 1, 2000     July 3, 1999         July 1, 2000
                           ----------------------------     ---------------------------------
Sales Dollars:               $31,367        $31,603           $115,187            $100,162
                             -------        -------           --------            --------

Pounds:                       18,337         17,095             77,989              59,716
                             -------        -------           --------            --------

Dollars/Pound                $  1.71        $  1.85           $   1.48            $   1.68
                             -------        -------           --------            --------

     Sales. Total sales increased $.2 million, or .01%, from $31.4 million in the three month period ended July 3, 1999 to $31.6 million in the three month period ended July 1, 2000. The increase is primarily due to increased sales to retail customers of products which carry higher sale prices, partially offset by reduced sales volume (measured in pounds) resulting from the Company's decision to exit the ground beef business in February, 1999.

     Total sales decreased $15.0 million, or 13.0%, from $115.2 in the nine month period ended July 3, 1999 to $100.2 million in the nine month period ended July 1, 2000. This decrease was primarily due to decreases in the sales of ground beef due to the Company's decision to exit the ground beef business, partially offset by increased sales to retail customers of products which carry a higher sale price.

     Gross Profit. Gross profit decreased $1.2 million, or 21.4%, from $5.6 million in the three month period ended July 3, 1999, compared to $4.4. million in the three month period ended July 1, 2000. As a percentage of sales, gross profit decreased from 17.9% in the three month period ended July 3, 1999 to 13.9% in the three month period ended July 1, 2000. This decrease in gross profit dollars and gross profit as a percent of sales reflect reduced sales volume and increased overhead absorption related to the Company's decision to exit the ground beef business.

     Gross profit decreased $1.8 million, or 9.2%, from $19.5 million in the nine month period ended July 3, 1999, to $17.7 million in the nine month period ended July 1, 2000. As a percentage of sales, gross profit increased from 16.9% in the nine month period ended July 3, 1999 to 17.7% in the nine month period ended July 1, 2000. The decrease in gross profit dollars and increase in gross profit as a percent of sales reflects the results from the Company's exit from the ground beef business, and the decrease in sales of some lower margin value added products.

     Operating Expenses. Operating expenses increased $8.4 million, or 144.8%, from $5.8 million in the three month period ended July 3, 1999, compared to $14.2 in the three month period ended July 1, 2000. The increase results from the Company's decision to close its Sioux Center, Iowa facility; which resulted in a one-time write down of certain assets to fair market value, approximating $9.1 million. The increase is partially offset by a decrease of $0.5 million in general and administrative expenses; and a change in accounting principle, whereby organizational costs were written off resulting in decreased amortization expense of $0.2 million.

     Operating expenses increased $7.7 million, or 40.3%, from $19.1 million in the nine month period ended July 3, 1999 to $26.7 million in the nine month period ended July 1, 2000. The increase results from the Company's decision to close the Sioux Center facility. The increase is partially offset by a decrease in selling expenses of $0.7 million; and a change in accounting principle change resulting in decreased amortization expense of $0.8 million.

     Operating Income (Loss). Operating income decreased $9.6 million from $(0.2) million in the three month period ended July 3, 1999, to $(9.8) million in the three month period ended July 1, 2000. This decrease is primarily the result of the Company's changes described above relating to gross profit and operating expense.

     Operating income decreased $9.3 million from $0.4 million in the nine month period ended July 3, 1999 to $(8.9) million in the nine month period ended July 1, 2000. This decrease is primarily the result of the changes described above relating to operating expenses and gross profit.

     Interest Expense. Interest expenses increased $0.2 million, or 7.4%, from $2.7 million in the three month period ended July 3, 1999, to $2.9 million in
the three month period ended July 1, 2000.   The increase is the result of an
increase in the prime interest rate, and interest charges incurred on the secondary credit facility that was added May 5, 2000.

     Interest expense decreased $.8 million, or 8.6%, from $9.3 million in the nine month period ended July 3, 1999 to $8.5 million in the nine month period ended July 1, 2000. This decrease reflects the overall lower borrowings due to the repurchase and retirement of $48.0 million aggregate principal amount of Notes.

     Other (Income) Expense. Other income and expense, was minimal in the three and nine month periods ended July 3, 1999 and July 1, 2000.

     Cumulative effect of change in accounting principle. The cumulative effect of change for adopting Statement of Position ("SOP") 98-5 resulted in the Company expensing remaining unamortized organizational costs of $2.0 million in fiscal 2000.

     Extraordinary Item. Included in the extraordinary item of $27.7 million for the nine month period ended July 3, 1999, is $31.1 million in income from the repurchase and early retirement of $48.0 million aggregate principal amount of Notes, $1.6 million in income from interest forgiven on the repurchase of the Notes, $2.4 million of expenses related to the repurchase of the Notes, $2.6 million of expense related to the write off of deferred debt fees (partially related to the repurchasing of the Notes and partially related to the restructuring of the Company's Primary Credit Facility).

     Net Income (Loss). Net (loss) increased $9.8 million, or 326.7%, from ($3.0) million in the three month period ended July 3, 1999 to $(12.8) million in the three month period ended July 1, 2000.

     Net income (Loss) decreased $(38.5) million, or 203.7%, from $18.9 million in the nine month period ended July 3, 1999 to $(19.6) million in the nine month period ended July 1, 2000.


Liquidity and Capital Resources

     As a result of the Acquisition, the Company has significant annual principal and interest obligations. Borrowings under the Credit Facility, which totaled $40.8 million at July 1, 2000, consisted of $23.7 million under the Term Loan and $17.1 million under the Revolver. The Term Loan and Revolver accrued interest at a rate of 11.625% and 11.125% respectively, in the quarter ended July 1, 2000. Additionally, on May 5, 2000, the Company entered into a Secondary Credit Facility in the amount of $7,000,000. The Secondary Credit Facility bears interest at the same rates as the Company's other borrowings under its Credit Facility. Borrowings under the Notes totaled $52.0 million at July 1, 2000, and accrue interest at 11.5%.

     As of July 1, 2000, the Company was in not in compliance with all financial covenants under its credit agreement with the bank which provides the Company with the Revolver and the Term Loan. The Company has a commitment with CIT to amend the Credit Facility and to waive the Company's non-compliance for the third quarter and establish new financial covenants going forward. The Company expects the amendment and waiver to be finalized no later than August 31, 2000. The Company expects to be in compliance with the revised financial covenants for the foreseeable future.

     In addition to its debt service obligations, the Company expects it will need liquidity for working capital and capital expenditures. For the nine months ended July 1, 2000, the Company spent $2.9 million on capital projects, primarily for the capital maintenance of and capital asset purchases for the Company's facilities.

     The Company's primary sources of liquidity are the availability of cash under the revolving credit facility and expected cash flows from operations. In the quarter ended July 1, 2000, the Company used $3.7 million of operating cash flow, the majority of which was used to fund interest payments. The Company had no material increase nor decrease in its financing activities related to the credit facility. The Company anticipates that its working capital requirements, capital expenditures, and scheduled repayments for fiscal 2000 will be satisfied through a combination of cash flows generated from operations together with funds available under the Revolving Credit Facility.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk


     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facilities. Outstanding borrowings under the credit facilities bear interest at floating rates per annum equal to the prime rate plus 1.625% for borrowings under the Revolver and the prime rate plus 2.125% for borrowings under the Term Loan. At January 1, 2000, the interest rate for the Company based on this formula was 10.125% for borrowings under the Revolver and 10.625% for borrowings under the Term Loan. Based on the amount of borrowings as of January 1, 2000, if the interest rates on the Company's borrowings average 100 basis points more in 2000 than they did in 1999, the Company's interest expense would increase and income before income taxes would decrease by $443,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

Dated:  August 21, 2000      GORGES/QUIK-TO-FIX FOODS, INC.


                             By: /s/Michael Nittolo
                                ------------------
                                Michael Nittolo
                                Chief Financial Officer/V.P. Finance
                                (Principal Financial Officer)

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

10.1 Demand note, dated June 29, 2000, between the Company and CGW Southeast Management, L.L.C.

27   Financial Data Schedule